Form 10QSB
period 2007-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2007-05-07
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2007

                        Commission File Number 333-140839


                         LUCKY STRIKE EXPLORATIONS INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-8055672
(State of incorporation)                                (IRS Employer ID Number)


                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
                            Phone & Fax (702)922-2700
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 2,800,000 shares of Common Stock outstanding as of March 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2007, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of March 31, 2007, and the related condensed statements of operations for the three months ended March 31, 2007 and for the period from December 15, 2006 (inception) to March 31, 2007, and condensed statements of cash flows for the three months ended March 31, 2007 and for the period from December 15, 2006 (inception) to March 31, 2007. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of December 31, 2006, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 15, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
------------------------------
Las Vegas, NV
May 2, 2007

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                         Mar 31,            Dec 31,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,518           $ 10,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,518             10,000
                                                                        --------           --------

                                                                        $  1,518           $ 10,000
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           590                590
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                    590                590
                                                                        --------           --------
TOTAL LIABILITIES                                                            590                590

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,800,000 shares and shares issued and
   outstanding as of March 31, 2007 and December 31, 2006)                 2,800              2,000
  Additional paid-in capital                                              11,200              8,000
  Deficit accumulated during exploration stage                           (13,072)              (590)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         928              9,410
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,518           $ 10,000
                                                                        ========           ========

                             See Accompanying Notes

                          LUCKY STRIKE EXPLORATIONS INC
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                            December 15, 2006
                                        Three Months           (inception)
                                           Ended                through
                                          March 31,             March 31,
                                            2007                  2007
                                        -----------           -----------
REVENUES
  Revenues                              $        --           $        --
                                        -----------           -----------
TOTAL REVENUES                                   --                    --

OPERATING COSTS
  Administrative Expenses                     8,582                 9,172
  Professional fees                           3,900                 3,900
                                        -----------           -----------
TOTAL OPERATING COSTS                        12,482                13,072
                                        -----------           -----------

NET INCOME (LOSS)                       $   (12,482)          $   (13,072)
                                        ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE         $     (0.01)
                                        ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                2,276,636
                                        ===========


                             See Accompanying Notes

                          LUCKY STRIKE EXPLORATIONS INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                    December 15, 2006
                                                                   Three Months        (inception)
                                                                      Ended              through
                                                                     March 31,          March 31,
                                                                       2007               2007
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(12,482)          $(13,072)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                --                590
    Increase (decrease) in Due to Director                                 --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,482)           (12,482)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                 --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                800              2,800
  Additional paid-in capital                                            3,200             11,200
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             4,000             14,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        (8,482)             1,518

CASH AT BEGINNING OF PERIOD                                            10,000                 --
                                                                     --------           --------

CASH AT END OF PERIOD                                                $  1,518           $  1,518
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                             See Accompanying Notes

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Lucky Strike Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 15, 2006 (date of inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123R should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting For Conditional Asset Retirement Obligations--An Interpretation Of FASB Statement No. 143". FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes And Error Corrections, A Replacement Of APB No. 20 And FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to March 31, 2007 and generated a net loss of $13,072. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $1,518 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Michael Noble and Christian Jean Prieur, officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 6. INCOME TAXES

                                                            As of March 31, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 13,072
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      4,444
     Valuation allowance                                           (4,444)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $13,072. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On December 15, 2006, the Company issued a total of 2,000,000 shares of common stock to Michael Noble for cash in the amount of $0.005 per share for a total of $10,000.

On February 23, 2007, the Company issued a total of 800,000 shares of common stock to Michael Noble for cash in the amount of $0.005 per share for a total of $4,000.

As of March 31, 2007 the Company had 2,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of March 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,800,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company completed and closed its SB-2 offering on April 5, 2007 selling a total of 3,000,000 shares at $.02 per share to raise an aggregate amount of $60,000 from 27 shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $12,482 for the three month period ended March 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement.

We have generated no revenues and our net loss for the period from inception (December 15, 2006) through March 31, 2007 was $13,072.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2007 was $1,518. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds our director has informally agreed to advance funds the company to allow us to remain current in our required filings and cover any costs incurred corresponding with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

Through March 31, 2007 we had sold $14,000 in equity securities to pay for our business operations. Subsequent to our March 31, 2007 financial statement, on April 5, 2007, we closed our offering pursuant to an SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months following funding is to complete the three phases of the exploration program. In addition to the $50,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $60,000, which is the amount raised in our offering and our cash on hand.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive             $   9,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase
1 survey. Included in this estimated cost is transportation, accommodation, board, grid installation, two geophysical
surveys, maps and report                                            10,500

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports               30,000
                                                                   -------

                                  Total                            $50,000
                                                                   =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

We plan to commence Phase 1 of the exploration program on the claims in the summer of 2007. We expect this phase to take 15 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in fall 2007 and phase 3 in Spring 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our Registration Statement on Form SB-2 on the SEC website at www.sec.gov under our SEC File Number 333-140839.

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 19, 2006 (date of inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

INCOME TAXES

Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes And Error Corrections, A Replacement Of APB No. 20 And FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In February 2007, FASB issued Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-140839, on the SEC website at www.sec.gov:

     Exhibit No.                         Description
     -----------                         -----------

        3.1        Articles of Incorporation*
        3.2        Bylaws*
       31.1        Sec. 302 Certification of Principal Executive Officer
       31.2        Sec. 302 Certification of Principal Financial Officer
       32.1        Sec. 906 Certification of Principal Executive Officer
       32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2007                         Lucky Strike Explorations Inc., Registrant


                                    By: /s/ Michael Noble
                                       -----------------------------------------
                                       Michael Noble, Director, President
                                       and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 4, 2007                         Lucky Strike Explorations Inc., Registrant


                                    By: /s/ Michael Noble
                                       -----------------------------------------
                                       Michael Noble, President, Chief
                                       Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer
                                       And Director


                                    By: /s/ Christian Jean Prieur
                                       -----------------------------------------
                                       Christian Jean Prieur, Director