Form 10QSB/A
period 2007-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2007-06-08
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

June 8, 2007                        Lucky Strike Explorations Inc., Registrant


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

June 8, 2007                        Lucky Strike Explorations Inc., Registrant


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