Form 10QSB
period 2007-06-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2007-08-06
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended June 30, 2007

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

There were 5,800,000 shares of Common Stock outstanding as of June 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended June 30, 2007, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of June 30, 2007, and the related condensed statements of operations for the six andthree months ended June 30, 2007 and for the period from December 15, 2006 (inception) to June 30, 2007, and condensed statements of cash flows for the six months ended June 30, 2007 and for the period from December 15, 2006 (inception) to June 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
-----------------------------
Las Vegas, Nevada
August 5, 2007

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,          December 31,
                                                                     2007               2006
                                                                   --------           --------
                                ASSETS

CURRENT ASSETS
  Cash                                                             $ 58,388           $ 10,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 58,388             10,000
                                                                   --------           --------

TOTAL ASSETS                                                       $ 58,388           $ 10,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    590
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                590
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                590
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 and 2,000,000 shares issued and
   outstanding as of June 30, 2007 and December 31, 2006              5,800              2,000
  Additional paid-in capital                                         68,200              8,000
  Deficit accumulated during exploration stage                      (15,612)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           58,388              9,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 58,388           $ 10,000
                                                                   ========           ========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                      December 15, 2006
                                             Six Months           Three Months           (inception)
                                               Ended                 Ended                through
                                              June 30,              June 30,              June 30,
                                                2007                  2007                  2007
                                             -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $        --           $        --
                                             -----------           -----------           -----------
TOTAL REVENUES                                        --                    --                    --

OPERATING COSTS
  General & Administrative Expenses               10,022                 1,440                10,612
  Professional Fees                                5,000                 1,100                 5,000
                                             -----------           -----------           -----------
TOTAL OPERATING COSTS                             15,022                 2,540                15,612
                                             -----------           -----------           -----------

NET INCOME (LOSS)                            $   (15,022)          $    (2,540)          $   (15,612)
                                             ===========           ===========           ===========

BASIC EARNING (LOSS) PER SHARE               $      0.00           $      0.00
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     4,007,735             5,668,132
                                             ===========           ===========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     December 15, 2006
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                       June 30,           June 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(15,022)          $(15,612)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (15,612)           (15,612)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                3,800              5,800
  Additional paid-in capital                                             60,200             68,200
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            64,000             74,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          48,388             58,388

CASH AT BEGINNING OF PERIOD                                              10,000                 --
                                                                       --------           --------
CASH AT END OF PERIOD                                                  $ 58,388           $ 58,388
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


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

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 19, 2006 (date of inception).

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges OF Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting For Conditional Asset Retirement Obligations--An Interpretation Of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FIN No. 47 is effective for the Company no later than December 31, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes And Error Corrections, A Replacement Of APB No. 20 And FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

This statement is effective for the Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to June 30, 2007 and generated a net loss of $15,612. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $58,388 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 6. INCOME TAXES

                                                             As of June 30, 2007
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 15,612
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      5,308
     Valuation allowance                                           (5,308)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carryforward of approximately $15,612. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On April 5, 2007, the Company issued a total of 3,000,000 shares of common stock from its registered SB-2 offering to 27 shareholders at $.02 per share to raise an aggregate amount of $60,000.

As of June 30, 2007 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,540 and $15,022 for the three and six month period ended June 30, 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports.

We have generated no revenues and our net loss for the period from inception (December 15, 2006) through June 30, 2007 was $15,612.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2007 was $58,388. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds our director has informally agreed to advance funds the company to allow us to remain current in our required filings and cover any costs incurred corresponding with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

Through June 30, 2007 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months following funding is to complete the three phases of the exploration program. In addition to the $50,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $8,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $58,000, which is our cash on hand.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our Registration Statement on Form SB-2 on the SEC website at www.sec.gov under our SEC File Number 333-140839.

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

August 6, 2007                      Lucky Strike Explorations Inc., Registrant


                                    By: /s/ Michael Noble
                                       ---------------------------------------
                                       Michael Noble, Director, President
                                       and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 6, 2007                      Lucky Strike Explorations Inc., Registrant


                                    By: /s/ Michael Noble
                                       ---------------------------------------
                                       Michael Noble, President, Chief
                                       Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer
                                       And Director


                                    By: /s/ Christian Jean Prieur
                                       ---------------------------------------
                                       Christian Jean Prieur, Director