Form 10QSB
period 2007-09-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2007-11-13
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 5,800,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended September 30, 2007, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of September 30, 2007, and the related condensed statements of operations for the three and nine months ended September 30, 2007 and for the period from December 15, 2006 (inception) to September 30, 2007, and condensed statements of cash flows for the nine months ended September 30, 2007 and for the period from December 15, 2006 (inception) to September 30, 2007. These financial statements are the responsibility of the company's management.

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


/s/ George Stewart, CPA
------------------------------
Seattle, Washington
November 7, 2007

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                     As of            As of
                                                  September 30,     December 31,
                                                      2007             2006
                                                    --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                              $ 51,098         $ 10,000
  Deposit                                              4,750               --
                                                    --------         --------
TOTAL CURRENT ASSETS                                  55,848           10,000
                                                    --------         --------

TOTAL ASSETS                                        $ 55,848         $ 10,000
                                                    ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $     --         $    590
                                                    --------         --------
TOTAL CURRENT LIABILITIES                                 --              590
                                                    --------         --------

TOTAL LIABILITIES                                         --              590
                                                    --------         --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 2,800,000 and 2,000,000
   shares issued and outstanding as of
   September 30, 2007 and December 31, 2006            5,800            2,000
  Additional paid-in capital                          68,200            8,000
  Deficit accumulated during exploration stage       (18,152)            (590)
                                                    --------         --------
TOTAL STOCKHOLDERS' EQUITY                            55,848            9,410
                                                    --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 55,848         $ 10,000
                                                    ========         ========

                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                   December 15, 2006
                                            Nine Months          Three Months         (inception)
                                               Ended                Ended               through
                                            September 30,        September 30,        September 30,
                                                2007                 2007                 2007
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses              11,462                1,440               12,052
  Professional Fees                               6,100                1,100                6,100
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            17,562                2,540               18,152
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (17,562)          $   (2,540)          $  (18,152)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    4,611,722            5,800,000
                                             ==========           ==========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     December 15, 2006
                                                                  Nine Months           (inception)
                                                                     Ended                through
                                                                  September 30,         September 30,
                                                                      2007                  2007
                                                                    --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(17,562)             $(18,152)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Accounts Payable                            (590)                   --
     (Increase) Decrease in Deposit                                   (4,750)               (4,750)
                                                                    --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (22,902)              (22,902)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                    --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             3,800                 5,800
  Additional paid-in capital                                          60,200                68,200
                                                                    --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         64,000                74,000
                                                                    --------              --------

NET INCREASE (DECREASE) IN CASH                                       41,098                51,098

CASH AT BEGINNING OF PERIOD                                           10,000                    --
                                                                    --------              --------

CASH AT END OF YEAR                                                 $ 51,098              $ 51,098
                                                                    ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --              $     --
                                                                    ========              ========
  Income Taxes                                                      $     --              $     --
                                                                    ========              ========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lucky Strike Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited exploration work.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to September 30, 2007 and generated a net loss of $18,512. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $51,098 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 6. INCOME TAXES

                                                        As of September 30, 2007
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 18,152
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     6,172
     Valuation allowance                                          (6,172)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carryforward of approximately $18,152. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2007 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,540 and $17,562 for the three and nine month period ended June 30, 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports.

We have generated no revenues and our net loss for the period from inception (December 15, 2006) through September 30, 2007 was $18,152.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2007 was $51,098. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds our director has informally agreed to advance funds the company to allow us to remain current in our required filings and cover any costs incurred corresponding with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

Through September 30, 2007 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months following funding is to complete the three phases of the exploration program. We have paid a $4,750 deposit to the geologist to commence Phase 1 of the exploration program. In addition to the remaining $45,250 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

The consulting geologist was paid a deposit of $4,750 to commence Phase 1 of the exploration program on the claims. He has completed the field work and is currently waiting to receive the results from the assay lab so that he can prepare his report and make his recommendations.

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

We anticipate commencing the second phase of our exploration program in spring 2008 and phase 3 in summer 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our Registration Statement on Form SB-2 on the SEC website at www.sec.gov under our SEC File Number 333-140839.

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

November 9, 2007                    Lucky Strike Explorations Inc., Registrant


                                    By: /s/ Michael Noble
                                        ----------------------------------------
                                        Michael Noble, Director, President
                                        and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 9, 2007                    Lucky Strike Explorations Inc., Registrant


                                    By: /s/ Michael Noble
                                        ----------------------------------------
                                        Michael Noble, President, Chief
                                        Executive Officer, Chief Financial
                                        Officer, Principal Accounting Officer
                                        And Director


                                    By: /s/ Christian Jean Prieur
                                        ----------------------------------------
                                        Christian Jean Prieur, Director