Form 10-K
period 2007-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2008-03-26
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

                        Commission file number 333-140839


                         Lucky Strike Explorations Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                20-8055672
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
               (Address of Principal Executive Offices & Zip Code)

                                  (702)922-2700
                               (Telephone Number)

                                  Michael Noble
                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
                                  (702)922-2700
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2007, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

                         LUCKY STRIKE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  15
Item 4.  Submission of Matters to a Vote of Securities Holders              15

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 15
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             17
Item 8.  Financial Statements and Supplementary Data                        20
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              31
Item 9A. Controls and Procedures                                            31

                                    Part III

Item 10. Directors and Executive Officers                                   31
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   34
Item 13. Certain Relationships and Related Transactions                     35
Item 14. Principal Accounting Fees and Services                             35

                                    Part IV

Item 15. Exhibits                                                           35

Signatures                                                                  36

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver and other minerals. The Acid property consisting of four contiguous, located, lode mineral claims comprising a total of 82.64 acres, are the only claims currently in the company's portfolio. If our claims do not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Elongate basin - a longer than wide depression that may be favorable to in-filling by adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The property on which the net proceeds of the offering will be spent, are the Acid mineral claims, comprised of 4 contiguous claims totaling 82.64 acres. The beneficial owner of the mineral claims is Lucky Strike Explorations Inc., and the claims are in good standing until September 30, 2008.

The Acid property lies in the west central area of the State of Nevada west -southwest of the town of Goldfield and is accessible from Highway 95. The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. The town of Tonapah that lies 26 miles to the north of Goldfield, NV offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). The claim areas' elevation is approximately 5,900 feet. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of rugged mountain ranges in an interior plateau setting.

The recorded mining history of the general area dates from the 1860's when prospectors passed through the area. There were many significant lode gold and other mineral product deposits developed in the area. We have not carried out any exploration work on the claims and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this prospectus.

There is not a plant or any equipment currently located on the property. The initial exploration phase will be supported by generators. The town of Tonapah that lies 26 miles to the north of Goldfield, NV offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies).

A three-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist. Phase 1 of the work program will consist of detailed prospecting, mapping and soil geochemistry. Contingent upon favorable results from Phase 1, Phase 2 work would consist of magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Contingent upon the results of Phases 1 and 2, Phase 3 would consist of an induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 fieldwork. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies would also be carried out.

The cost of the proposed program is $9,500 for the initial phase of exploration work, $10,500 for the contingent second phase and $30,000 for the third phase. The consulting geologist was paid a deposit of $4,750 to commence Phase 1 of the exploration program on the claims. He has completed the field work and received the results from the assay lab and is currently preparing his report and recommendations.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report on the property. Because we only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIMS

The Acid Mineral Claims were staked by James McLeod, the consulting geologist, and are recorded in the name of the company. The claims are in good standing to September 30, 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims are in good standing until September 2008. During the first week in August 2008 a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Acid mineral claims are comprised of 4 contiguous claims totaling 82.64 acres. The mineral claim area may be located on the Esmeralda County 1:250,000 map sheet. At the center of the property the latitude is 37(degree) 40' N and the longitude is 117(degree) 18' W.

The claims are motor vehicle accessible from the Town of Goldfield, Nevada by traveling 3 miles south along Highway 95 to the Montezuma Ridge cut-off and then 6 miles southwest on the gravel road to the mineral claims. The Acid property lies in the west central area of the State of Nevada west -southwest of the town of Goldfield and is accessible from Highway 95.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. This amount of annual precipitation reflects a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average for January of from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The town of Tonapah that lies 26 miles to the north of Goldfield, NV offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or more specialized equipment can be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas.

                        [MAP SHOWING THE CLAIM LOCATION]

                          [MAP SHOWING THE CLAIM AREA]

HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through the area. The many significant lode gold and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905, Coaldale coal field, 1913, Divide silver mining District, 1921 and the Candalaria silver mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

Previous work completed in the area is helpful as it provides some indication as to the type, grades and location of minerals present in the area, though there is no guarantee the previous work will result in any exploitable mineral deposits on our claims.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geological map of Nevada, scale 1:1,000,000 compiled by John H. Stewart and John E. Carlson, 1977 depict the State as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys suggesting E-W compression. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology to the southwest of Goldfield, NV reveals a NE-SW trending, elongate or elliptical blind-basin bounded, i.e. closed off around its circumference by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower - Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are interspersed. A myriad of Tertiary volcanic rocks and minor sedimentary units overlie the old Paleozoic units.

PROPERTY GEOLOGY

The geology of the Acid property area may be described as being covered by Quaternary alluvium and playa deposits and some Lower Paleozoic limestone. This young covered basin within a larger surrounding area of known mineral occurrences exhibiting good geological setting portrays an excellent target area to conduct exploration. The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock may be sought after in those areas.

PROPERTY MINERALIZATION

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. Essentially of two types of quartz veins as determined by their host either 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks such as Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past except in the hour of need such as wartime.

By far the largest production in the County comes from vein-type of gold and silver occurrences in quartz fissure in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the claims.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Michael Noble. Mr. Noble currently devotes 5-7 hours per week to company matters and he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company in the future. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Acid 1-4 Mineral Claims and have not yet received the report from the geologist on the first phase of exploration. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on December 15, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claims and funding. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR LUCKY STRIKE EXPLORATIONS INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our officer and directors have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR MINERAL EXPLORATION EFFORTS MAY BE UNSUCCESSFUL RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     No known bodies of commercial ore or economic deposits have been established on our properties. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION IF MINERALIZATION IS FOUND.

     Our ability to generate revenues and profits is expected to occur through exploration, development and production of our property. Substantial expenditures will be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. There is no assurance that our exploration program will result in the identification of deposits that can be mined profitably.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the roads providing access to our claims to become impassable. Snowfall in the area of the claims would typically be from the end of December to February. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on the Company. Applicable laws and regulations will require the Company to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, the Company may be required to stop its exploration activities once it is started until a particular problem is remedied or to undertake other remedial actions.

THE MINING INDUSTRY IS HIGHLY SPECULATIVE AND INVOLVES SUBSTANTIAL RISKS.

     The mining industry, from exploration, development and production is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. The combination of such factors may result in our not receiving an adequate return on investment capital.

BECAUSE OUR CURRENT OFFICER AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Michael Noble, our sole officer and a director of the company, currently devotes approximately 5-7 hours per week providing management services to us. Mr. Christian Jean Prieur, a director of the company, devotes approximately 1-2 hours per week to our business. While our executive officer and directors presently possesses adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We do not currently own any property. We lease shared office facilities at 8290
W. Sahara Avenue, Suite 160, Las Vegas, NV 89117 and currently pay approximately $65 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "LCKY". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the Securities and Exchange Commission or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Lucky Strike Explorations had 28 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the Securities and Exchange Commission. All reports and information filed by us can be found at their website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $19,365 and $590 for the years ended December 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (December 15, 2006) through December 31, 2007 was $20,225.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2007 was $49,025 with no outstanding liabilities. We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Through December 31, 2007 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

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

The consulting geologist was paid a deposit of $4,750 to commence Phase 1 of the exploration program on the claims. He has completed the field work and received the results from the assay lab and is currently preparing his report and recommendations.

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

ITEM 8. FINANCIAL STATEMENTS

                         LUCKY STRIKE EXPLORATIONS, INC.

                                      INDEX

Report of Independent Registered Public Accounting Firm                      21

Financial Statements:

     Balance Sheet - December 31, 2007 and 2006                              22

     Statement of Operations - December 31, 2007 and 2006                    23

     Statement of Stockholders' Equity - December 31, 2007 and 2006          24

     Statement of Cash Flows - December 31, 2007 and 2006                    25

Notes to Financial Statements                                                26

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucky Strike Explorations, Inc.

I have audited the accompanying balance sheet of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows for the years then ended and the period from December 15, 2006 (inception), to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and from December 15, 2006 (inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
March 6, 2008

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                         December 31,       December 31,
                                                                            2007               2006
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 49,025           $ 10,000
  Deposit                                                                    4,750                 --
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        53,775             10,000
                                                                          --------           --------

      TOTAL ASSETS                                                        $ 53,775           $ 10,000
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $     --           $    590
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                       --                590
                                                                          --------           --------

      TOTAL LIABILITIES                                                         --                590
                                                                          --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   5,800,000 and 2,000,000 shares issued and outstanding
   as of December 31, 2007 and December 31, 2006, respectively               5,800              2,000
  Additional paid-in capital                                                68,200              8,000
  Deficit accumulated during exploration stage                             (20,225)              (590)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  53,775              9,410
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 53,775           $ 10,000
                                                                          ========           ========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    December 15, 2006
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             December 31,         December 31,         December 31,
                                                2007                 2006                 2007
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses              12,235                  590               12,825
  Professional Fees                               7,400                   --                7,400
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            19,635                  590               20,225
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (19,635)          $     (590)          $  (20,225)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    4,911,233            2,000,000
                                             ==========           ==========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 15, 2006 (Inception) through December 31, 2007
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                                                 Common        Additional      During
                                                  Common         Stock          Paid-in      Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, DECEMBER 15, 2006                              --       $    --       $     --      $      --       $      --

Stock issued for cash on December 15, 2006
 @ $0.005 per share                              2,000,000         2,000          8,000                         10,000

Net loss,  December 31, 2006                                                                      (590)           (590)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2006                       2,000,000       $ 2,000       $  8,000      $    (590)      $   9,410
                                                ==========       =======       ========      =========       =========
Stock issued for cash on February 23, 2007
 @ $0.005 per share                                800,000           800          3,200                          4,000

Stock issued for cash on April 5, 2007
 @ $0.02 per share                               3,000,000         3,000         57,000                         60,000

Net loss,  December 31, 2007                                                                   (19,635)        (19,635)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2007                       5,800,000       $ 5,800       $ 68,200      $ (20,225)      $  53,775
                                                ==========       =======       ========      =========       =========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         December 15, 2006
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                      December 31,       December 31,       December 31,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(19,635)          $   (590)          $(20,225)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                (590)               590                 --
    (Increase) Decrease in Deposit                                       (4,750)                --             (4,750)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (24,975)                --            (24,975)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                3,800              2,000              5,800
  Additional paid-in capital                                             60,200              8,000             68,200
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            64,000             10,000             74,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          39,025             10,000             49,025

CASH AT BEGINNING OF PERIOD                                              10,000                 --                 --
                                                                       --------           --------           --------
CASH AT END OF YEAR                                                    $ 49,025           $ 10,000           $ 49,025
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to December 31, 2007 and generated a net loss of $20,225. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and prepaid deposits of $53,775 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 6. INCOME TAXES

                                                         As of December 31, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                           $ 20,225
     Tax rate                                                        34%
                                                               --------
     Gross deferred tax assets                                    6,877
     Valuation allowance                                         (6,877)
                                                               --------

     Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $20,225. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2007 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Lucky Strike Explorations Inc., whose one year terms will expire 12/31/08, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Michael Noble                53    President,        12/15/06         12/31/08
8290 W. Sahara Avenue              Secretary,
Suite 160                          Treasurer,
Las Vegas, NV 89117                CFO, CEO &
                                   Director

Christian Jean Prieur        41    Director          12/15/06         12/31/08
Baan Sukhumvit 119/24
Sukhumvit Soi 36
Klong Toey, Bangkok 10110
Thailand

The foregoing persons are promoters of Lucky Strike Explorations Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Noble currently devotes 5-7 hours per week to company matters, he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company. Mr. Prieur currently devotes 1-2 hours per week to company matters.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

MICHAEL NOBLE has been the President, Secretary, Treasurer and a Director of the Company since inception. From September 2005 until present he has been a financial consultant for Theravitae, a stem cell research company and Global Satellite Broadcasting Corporation, Ltd., a flat screen advertising company. From July 2002 until September 2005 he was also co-founder and director of Zen-cool, a ginseng health drink company in Bangkok, Thailand. From April 2001 to January 2003 he was co-founder and director of Barclay Spencer International, an insurance and investment firm in Bangkok, Thailand. From March 1995 to April 2001 he was a self-employed financial analyst in Manila, Philippines and Bangkok, Thailand. From March 1985 to September 1994 he was an insurance and financial consultant with Prudential Insurance in Calgary, Canada.

CHRISTIAN JEAN PRIEUR has been a Director of the Company since inception. He was the General Manager of The Capitol Club, a private member health & leisure club, located in Bangkok, Thailand from September 1996 to February 2002. From April 2002 to the present, Mr. Prieur has been the General Manager of Sports Engineering and Recreation Asia (Seara) for Southern Thailand, based in Phuket, Thailand. Seara is a trading company involved in the design and supply of fitness and leisure facilities. In June 2004, Mr. Prieur became the Director of his own company called Natural Health Concepts in Phuket, Thailand, where he has since opened two specialty natural juice outlets in Phuket, Thailand.

Mr. Prieur earned a Bachelor of Science Degree in Physical Education (Commercial & Corporate Fitness) from California Polytechnic State University San Luis Obispo, in San Luis Obispo, California, USA in June 1990. Mr. Prieur also holds a certificate from the same university as a Fitness Specialist, which was also received in June 1990.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Noble        2007     0         0           0            0          0            0             0         0
CEO,            2006     0         0           0            0          0            0             0         0
President,
Director

CJ Prieur,      2007     0         0           0            0          0            0             0         0
Director        2006     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
M Noble        0              0              0           0           0           0            0           0            0

CJ Prieur      0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
M Noble              0         0           0            0                0               0            0

CJ Prieur            0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On December 16, 2006, a total of 2,000,000 shares of common stock were issued to Mr. Noble in exchange for cash in the amount of $10,000, or $.005 per share. On February 23, 2007 a total of 800,000 shares of common stock were issued to Mr. Noble in exchange for cash in the amount of $4,000, or $.005 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Noble currently devotes approximately 5-7 hours per week to manage the affairs of the company. Mr. Prieur currently devotes 1-2 hours per week to the company. Mr. Noble has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lucky Strike Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                   No. of            Percentage
     Beneficial Owner(1)            Shares           of Ownership:
     -------------------            ------           -------------
     Michael Noble                  2,800,000             48%

     Christian Jean Prieur                  0              0%

     All Officers and
      Directors as a Group          2,800,000             48%

----------
(1) Each of the persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 16, 2006, a total of 2,000,000 shares of common stock were issued to Mr. Noble in exchange for cash in the amount of $10,000, or $.005 per share. On February 23, 2007 a total of 800,000 shares of common stock were issued to Mr. Noble in exchange for cash in the amount of $4,000, or $.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $5,900 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2007.

For the year ended December 31, 2006, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                       Description
     ------                       -----------
     * 3(i)               Articles of Incorporation
     * 3(ii)              Bylaws
      31                  Sec. 302 Certification of CEO/CFO
      32                  Sec. 906 Certification of CEO/CFO

----------
* Incorporated by reference to our Form SB-2 Registration Statement, filed under SEC File Number 333-140839

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on March 25, 2008.

                                        Lucky Strike Explorations Inc.


                                            /s/ Michael Noble
                                            --------------------------
                                        By: Michael Noble
                                            (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                 March 25, 2008
-------------------------------------                             --------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                         March 25, 2008
-------------------------------------                             --------------
Christian Jean Prieur, Director                                        Date