Form 10-Q
period 2008-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2008-05-15
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                        Commission file number 333-140839


                         LUCKY STRIKE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
          (Address of principal executive offices, including zip code.)

                                  (702)922-2700
                     (Telephone number, including area code)

                                  Michael Noble
                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
                                  (702)922-2700
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of March 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended March 31, 2008 immediately follow.

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        March 31,         December 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 44,935           $ 49,025
  Deposit                                                                     --              4,750
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      44,935             53,775
                                                                        --------           --------

                                                                        $ 44,935           $ 53,775
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  2,900                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,900                 --
                                                                        --------           --------

TOTAL LIABILITIES                                                          2,900                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of March 31, 2008 and December 31, 2007)                 5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (31,965)           (20,225)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      42,035             53,775
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 44,935           $ 53,775
                                                                        ========           ========


                             See Accompanying Notes

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                December 15, 2006
                                        Three Months         Three Months          (inception)
                                           Ended                Ended                through
                                          March 31,            March 31,            March 31,
                                            2008                 2007                 2008
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Mineral Property Expenditures               8,500                7,000               16,250
  Administrative Expenses                       340                1,582                5,415
  Professional Fees                           2,900                3,900               10,300
                                         ----------           ----------           ----------

TOTAL OPERATING COSTS                        11,740               12,482               31,965
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $  (11,740)          $  (12,482)          $  (31,965)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.01)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,800,000            2,276,636
                                         ==========           ==========


                             See Accompanying Notes

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    December 15, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                  March 31,          March 31,          March 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,740)          $(12,482)          $(31,965)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                   4,750                 --                 --
    Increase (Decrease) in Accounts Payable                          2,900                 --              2,900
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (4,090)           (12,482)           (29,065)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --                 --
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              4,000             74,000
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --              4,000             74,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (4,090)            (8,482)            44,935

CASH AT BEGINNING OF PERIOD                                         49,025             10,000                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 44,935           $  1,518           $ 44,935
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========

                             See Accompanying Notes

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to March 31, 2008 and generated a net loss of $31,965. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $44,935 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


NOTE 6. INCOME TAXES

                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 31,965
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   10,868
       Valuation allowance                                        (10,868)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforward of approximately $31,965. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2008 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this report are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $11,740 for the three months ended March 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending March 31, 2007 were $12,482.

Our net loss from inception (December 15, 2006) through March 31, 2008 was $31,965.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended March 31, 2008.

                     Balance Sheet Data:           3/31/08
                     -------------------           -------

                     Cash                          $44,935
                     Total assets                  $44,935
                     Total liabilities             $ 2,900
                     Shareholders' equity          $42,035

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2008 was $44,935 with $2,900 in outstanding liabilities. We have paid $8,500 to the geologist for Phase 1 of the exploration program. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

PLAN OF OPERATION

The consulting geologist was paid $8,500 for Phase 1 of the exploration program on the claims. He completed the field work and provided the company with his recommendations. The first phase of exploration, which included detailed prospecting and soil sampling, identified a minimal number of anomalies. Management has decided to put off the next two phases of exploration until we are able to determine if further exploration is warranted. If we decide, in consultation with the geologist, to proceed with the exploration program the following work program has been recommended by the consulting geologist:

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey.
Included in this estimated cost is transportation,
accommodation, board, grid installation, two geophysical
surveys, maps and report                                                10,500

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports                   30,000
                                                                       -------

                                     Total                             $40,500
                                                                       =======

We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for and further exploration. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

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

CHANGES IN OUR INTERNAL CONTROLS

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.                          Description
-----------                          -----------

   3.1        Articles of Incorporation*
   3.2        Bylaws*
  31          Sec. 302 Certification of Principal Executive & Financial Officer
  32          Sec. 906 Certification of Principal Executive & Financial Officer

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-140839, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on May 12, 2008.
                                      Lucky Strike Explorations Inc.


                                          /s/ Michael Noble
                                          -----------------------------------
                                      By: Michael Noble
                                          (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                   May 12, 2008
-------------------------------------------                         ------------
Michael Noble, President & Director                                     Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                           May 12, 2008
-------------------------------------------                         ------------
Christian Jean Prieur, Director                                         Date