Form 10-Q
period 2008-06-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2008-08-12
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of June 30, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2008 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of June 30, 2008, and the related condensed statements of operations for the three and six months ended June 30, 2008and 2007 and for the period from December 15, 2006 (inception) to June 30, 2008, and condensed statements of cash flows for the six months ended June 30, 2008 and 2007 and for the period from December 15, 2006 (inception) to June 30, 2008. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of December 31, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated March 6, 2008, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
August 8, 2008

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        June 30,         December 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 39,795           $ 49,025
  Deposit                                                                     --              4,750
                                                                        --------           --------

TOTAL CURRENT ASSETS                                                      39,795             53,775
                                                                        --------           --------

                                                                        $ 39,795           $ 53,775
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $     --
                                                                        --------           --------

Total Current Liabilities                                                     --                 --
                                                                        --------           --------
TOTAL LIABILITIES                                                             --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of June 30, 2008 and December 31, 2007)                  5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (34,205)           (20,225)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      39,795             53,775
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 39,795           $ 53,775
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------

                                                                                                      December 15, 2006
                                   Three Months     Three Months      Six Months       Six Months       (inception)
                                      Ended            Ended            Ended            Ended            through
                                     June 30,         June 30,         June 30,         June 30,          June 30,
                                       2008             2007             2008             2007              2008
                                    ----------       ----------       ----------       ----------        ----------
REVENUES
  Revenues                          $       --       $       --       $       --       $       --        $       --
                                    ----------       ----------       ----------       ----------        ----------

TOTAL REVENUES                              --               --               --               --                --

OPERATING COSTS
  Mineral Property Expenditures             --               --            8,500            7,000            16,250
  Administrative Expenses                  940            1,440            1,280            3,022             6,355
  Professional Fees                      1,300            1,100            4,200            5,000            11,600
                                    ----------       ----------       ----------       ----------        ----------

TOTAL OPERATING COSTS                    2,240            2,540           13,980           15,022            34,205
                                    ----------       ----------       ----------       ----------        ----------

NET INCOME (LOSS)                   $   (2,240)      $   (2,540)      $  (13,980)      $  (15,022)       $  (34,205)
                                    ==========       ==========       ==========       ==========        ==========

BASIC EARNINGS (LOSS) PER SHARE     $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                    ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           5,800,000        5,668,132        5,800,000        4,007,735
                                    ==========       ==========       ==========       ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     December 15, 2006
                                                                  Six Months         Six Months        (inception)
                                                                    Ended              Ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(13,980)          $(15,022)          $(34,205)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                    4,750                 --                 --
    Increase (Decrease) in Accounts Payable                              --               (590)                --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (9,230)           (15,612)           (34,205)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --             64,000             74,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             64,000             74,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (9,230)            48,388             39,795

CASH AT BEGINNING OF PERIOD                                          49,025             10,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 39,795           $ 58,388           $ 39,795
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to June 30, 2008 and generated a net loss of $34,205. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $37,795 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


NOTE 6. INCOME TAXES

                                                            As of June 30, 2008
                                                            -------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 34,205
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     11,630
     Valuation allowance                                          (11,630)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforward of approximately $34,205. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2008 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

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

We incurred operating expenses of $2,240 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2007 were $2,540.

Our net loss from inception (December 15, 2006) through June 30, 2008 was
$34,205.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended June 30, 2008.

                     Balance Sheet Data:           6/30/08
                     -------------------           -------

                     Cash                          $39,795
                     Total assets                  $39,795
                     Total liabilities             $     0
                     Shareholders' equity          $39,795

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2008 was $39,795 with no outstanding liabilities. We have paid $8,500 to the geologist for Phase 1 of the exploration program. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid
installation, two geophysical surveys, maps and report         $10,500

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on August 12, 2008.

                                  Lucky Strike Explorations Inc.


                                      /s/ Michael Noble
                                      -------------------------------------
                                  By: Michael Noble
                                      (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                August 12, 2008
-------------------------------------                            ---------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                        August 12, 2008
-------------------------------------                            ---------------
Christian Jean Prieur, Director                                        Date