Form 10-Q
period 2008-09-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2008-11-12
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended September 30, 2008 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.


I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of September 30, 2008, and the related condensed statements of operations for the three and nine months ended September 30, 2008and 2007 and for the period from December 15, 2006 (inception) to September 30, 2008, and condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 and for the period from December 15, 2006 (inception) to September 30, 2008. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
November 11, 2008

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     September 30,       December 31,
                                                                         2008               2007
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 37,829           $ 49,025
  Deposit                                                                    --              4,750
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                     37,829             53,775
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 37,829           $ 53,775
                                                                       ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $     --           $     --
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                    --                 --
                                                                       --------           --------

      TOTAL LIABILITIES                                                      --                 --
                                                                       --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares issued and
   outstanding as of September 30, 2008 and December 31, 2007             5,800              5,800
  Additional paid-in capital                                             68,200             68,200
  Deficit accumulated during exploration stage                          (36,171)           (20,225)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               37,829             53,775
                                                                       --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 37,829           $ 53,775
                                                                       ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                       December 15, 2006
                                      Three Months     Three Months     Nine Months      Nine Months      (inception)
                                         Ended            Ended            Ended            Ended           through
                                      September 30,    September 30,    September 30,    September 30,    September 30,
                                          2008             2007             2008             2007             2008
                                       ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                             $       --       $       --       $       --       $       --       $       --
                                       ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                 --               --               --               --               --

OPERATING COSTS
  General & Administrative Expenses           665            1,440           10,445           11,462           23,271
  Professional Fees                         1,300            1,100            5,500            6,100           12,900
                                       ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                       1,965            2,540           15,945           17,562           36,171
                                       ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                      $   (1,965)      $   (2,540)      $  (15,945)      $  (17,562)      $  (36,171)
                                       ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE         $     0.00       $     0.00       $     0.00       $     0.00
                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              5,800,000        5,800,000        5,800,000        4,611,722
                                       ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         December 15, 2006
                                                                     Nine Months        Nine Months        (inception)
                                                                        Ended              Ended             through
                                                                     September 30,      September 30,      September 30,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(15,945)          $(17,562)          $(36,171)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                                  --               (590)                --
    (Increase) Decrease in Deposit                                        4,750             (4,750)                --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (11,195)           (22,902)           (36,171)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              3,800              5,800
  Additional paid-in capital                                                 --             60,200             68,200
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             64,000             74,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (11,195)            41,098             37,829

CASH AT BEGINNING OF PERIOD                                              49,025             10,000                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $ 37,829           $ 51,098           $ 37,829
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to September 30, 2008 and generated a net loss of $36,171. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $37,829 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                        As of September 30, 2008
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 36,171
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                    12,298
     Valuation allowance                                         (12,298)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $36,171. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2008 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

We incurred operating expenses of $1,965 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending September 30, 2007 were $2,540.

Our net loss from inception (December 15, 2006) through September 30, 2008 was $36,171.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended September 30, 2008.

                     Balance Sheet Data:           9/30/08
                     -------------------           -------

                     Cash                          $37,829
                     Total assets                  $37,829
                     Total liabilities             $     0
                     Shareholders' equity          $37,829

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2008 was $37,829 with no outstanding liabilities. We have paid $8,500 to the geologist for Phase 1 of the exploration program. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on November 10, 2008.

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


/s/ Michael Noble                                              November 10, 2008
-------------------------------------                          -----------------
Michael Noble, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                      November 10, 2008
-------------------------------------                          -----------------
Christian Jean Prieur, Director                                      Date