Form 10-K
period 2008-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2009-02-23
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

                        4240 W. Flamingo Road, Suite 201
                               Las Vegas, NV 89103
               (Address of Principal Executive Offices & Zip Code)

                                 (702) 922-2700
                               (Telephone Number)

                                  Michael Noble
                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
                                  (702)922-2700
            (Name, Address and Telephone Number of Agent for Service)

                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
           (Former Address of Principal Executive Offices & Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2008, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2008.

                         LUCKY STRIKE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       4
Item 2.   Properties                                                         6
Item 3.   Legal Proceedings                                                  6
Item 4.   Submission of Matters to a Vote of Securities Holders              6

                                 Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 8.   Financial Statements and Supplementary Data                       10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          21
Item 9A.  Controls and Procedures                                           21

                                Part III

Item 10.  Directors and Executive Officers                                  23
Item 11.  Executive Compensation                                            24
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   26
Item 13.  Certain Relationships and Related Transactions                    26
Item 14.  Principal Accounting Fees and Services                            26

                                 Part IV

Item 15.  Exhibits                                                          27

Signatures                                                                  27

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Company carried out the first phase of exploration on The Acid property consisting of four contiguous, located, lode mineral claims comprising a total of 82.64 acres. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and actively pursue another property on which exploration could be conducted, better utilizing our remaining cash assets.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any property on which we carry out exploration activities as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals where the claims are located.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the Acid claims. The consulting geologist was paid $8,500 for Phase 1 of the exploration program on the claims.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Michael Noble. Mr. Noble currently devotes 2-5 hours per week to company matters and he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company in the future. There are no formal employment agreements between the company and our current employee.

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

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE CARRIED OUT EXPLORATION ON ONE PROPERTY WITH UNSUCCESSFUL RESULTS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.

     We completed the first phase of exploration on the Acid 1-4 Mineral Claims. The results of the exploration were not promising and the program was abandoned. We are currently searching for another property on which we can conduct exploration. We have not earned any revenues as of the date of this annual report.

     The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of a future claim we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

     Mr. Michael Noble, our sole officer and a director of the company, currently devotes approximately 2-5 hours per week providing management services to us. Mr. Christian Jean Prieur, a director of the company, devotes approximately 1-2 hours per week to our business. While our executive officer and directors presently possesses adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We do not currently own any property. We lease shared office facilities at 4240
W. Flamingo Road, Suite 201, Las Vegas, NV 89117 and currently pay approximately $65 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS OVERVIEW

Through December 31, 2008 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

The consulting geologist was paid $8,500 for Phase 1 of the exploration program on the claims. He completed the field work and provided the company with his recommendations. The first phase of exploration, which included detailed prospecting and soil sampling, identified a minimal number of anomalies but they were determined to not be promising enough to proceed with further exploration and management determined it was in the best interests of the shareholders to abandon the property and actively pursue another property on which exploration could be conducted, better utilizing our remaining cash assets.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $18,350 and $19,635 for the years ended December 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (December 15, 2006) through December 31, 2008 was $38,575.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2008 was $37,313 with $1,888 in outstanding liabilities. We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure a new property for exploration.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS



                 [ACCOUNTANT REPORT INSERTS HERE WHEN RECEIVED]

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     December 31,       December 31,
                                                                        2008               2007
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 37,313           $ 49,025
  Deposit                                                                   --              4,750
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                    37,313             53,775
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 37,313           $ 53,775
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  1,888           $     --
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                1,888                 --
                                                                      --------           --------

      TOTAL LIABILITIES                                                  1,888                 --
                                                                      --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares issued and outstanding as of
   December 31, 2008 and December 31, 2007, respectively                 5,800              5,800
  Additional paid-in capital                                            68,200             68,200
  Deficit accumulated during exploration stage                         (38,575)           (20,225)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              35,425             53,775
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 37,313           $ 53,775
                                                                      ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    December 15, 2006
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             December 31,         December 31,         December 31,
                                                2008                 2007                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses              11,450               12,235               24,275
  Professional Fees                               6,900                7,400               14,300
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            18,350               19,635               38,575
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (18,350)          $  (19,635)          $  (38,575)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,800,000            4,911,233
                                             ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 15, 2006 (Inception) through December 31, 2008
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                                                 Common        Additional      During
                                                  Common         Stock          Paid-in      Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, DECEMBER 15, 2006                              --       $    --       $     --      $      --       $      --

Stock issued for cash on December 15, 2006
 @ $0.005 per share                              2,000,000         2,000          8,000                         10,000

Net loss, December 31, 2006                                                                       (590)           (590)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2006                       2,000,000       $ 2,000       $  8,000      $    (590)      $   9,410
                                                ==========       =======       ========      =========       =========
Stock issued for cash on February 23, 2007
 @ $0.005 per share                                800,000           800          3,200                          4,000

Stock issued for cash on April 5, 2007
 @ $0.02 per share                               3,000,000         3,000         57,000                         60,000

Net loss, December 31, 2007                                                                    (19,635)        (19,635)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2007                       5,800,000       $ 5,800       $ 68,200      $ (20,225)      $  53,775
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2008                                                                    (18,350)        (18,350)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2008                       5,800,000       $ 5,800       $ 68,200      $ (38,575)      $  35,425
                                                ==========       =======       ========      =========       =========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    December 15, 2006
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                 December 31,       December 31,       December 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(18,350)          $(19,635)          $(38,575)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                          1,888               (590)             1,888
    (Increase) Decrease in Deposit                                   4,750             (4,750)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (11,712)           (24,975)           (36,687)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              3,800              5,800
  Additional paid-in capital                                            --             60,200             68,200
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             64,000             74,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (11,712)            39,025             37,313

CASH AT BEGINNING OF PERIOD                                         49,025             10,000                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 37,313           $ 49,025           $ 37,313
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lucky Strike Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has performed limited exploration work.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to December 31, 2008 and generated a net loss of $38,575. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $37,313 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                         As of December 31, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 38,575
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                    13,116
     Valuation allowance                                         (13,116)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $38,575. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2008 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Lucky Strike Explorations Inc., whose one year terms will expire 12/31/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Michael Noble                54    President,        12/15/06         12/31/09
8290 W. Sahara Avenue              Secretary,
Suite 160                          Treasurer,
Las Vegas, NV 89117                CFO, CEO &
                                   Director

Christian Jean Prieur        42    Director          12/15/06         12/31/09
Baan Sukhumvit 119/24
Sukhumvit Soi 36
Klong Toey, Bangkok 10110
Thailand

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

Mr. Noble currently devotes 2-5 hours per week to company matters, he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company. Mr. Prieur currently devotes 1-2 hours per week to company matters.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Noble        2008     0         0           0            0          0            0             0         0
CEO,            2007     0         0           0            0          0            0             0         0
President,      2006     0         0           0            0          0            0             0         0
Director

CJ Prieur,      2008     0         0           0            0          0            0             0         0
Director        2007     0         0           0            0          0            0             0         0
                2006     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

Mr. Noble currently devotes approximately 2-5 hours per week to manage the affairs of the company. Mr. Prieur currently devotes 1-2 hours per week to the company. Mr. Noble has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services were $6,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on February 23, 2009.

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


/s/ Michael Noble                                              February 23, 2009
-------------------------------------                          -----------------
Michael Noble, President & Director                                   Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                      February 23, 2009
-------------------------------------                          -----------------
Christian Jean Prieur, Director                                       Date