Form 10-K/A
period 2008-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2009-02-24
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Lucky Strike Explorations, Inc.


I have audited the accompanying balance sheet of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and the period from December 15, 2006 (inception), to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from December 15, 2006 (inception) to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

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



/s/ George Stewart, CPA
-----------------------------
Seattle, Washington
February 21, 2009

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on February 24, 2009.

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


/s/ Michael Noble                                              February 24, 2009
-------------------------------------                          -----------------
Michael Noble, President & Director                                   Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                      February 24, 2009
-------------------------------------                          -----------------
Christian Jean Prieur, Director                                       Date