Form 10-Q
period 2009-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2009-05-13
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                        Commission file number 333-140839


                         LUCKY STRIKE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                        4240 W. Flamingo Road, Suite 201
                               Las Vegas, NV 89103
          (Address of principal executive offices, including zip code)

                                  (702)922-2700
                     (Telephone number, including area code)

                                  Michael Noble
                        4240 W. Flamingo Road, Suite 201
                               Las Vegas, NV 89103
                                  (702)922-2700
                     (Name and Address of Agent for Service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of March 31, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended March 31, 2009 immediately follow.

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,         December 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 31,705           $ 37,313
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                31,705             37,313
                                                                        --------           --------

                                                                        $ 31,705           $ 37,313
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $  1,888
                                                                        --------           --------
Total Current Liabilities                                                     --              1,888
                                                                        --------           --------
      TOTAL LIABILITIES                                                       --              1,888

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of March 31, 2009 and December 31, 2008)                 5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (42,295)           (38,575)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      31,705             35,425
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 31,705           $ 37,313
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                December 15, 2006
                                        Three Months         Three Months         (inception)
                                           Ended                Ended               through
                                          March 31,            March 31,            March 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Mineral Property Expenditures                  --                8,500               16,328
  Administrative Expenses                       820                  340                8,767
  Professional Fees                           2,900                2,900               17,200
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                         3,720               11,740               42,295
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (3,720)          $  (11,740)          $  (42,295)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.01)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,800,000            2,276,636
                                         ==========           ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    December 15, 2006
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                  March 31,          March 31,          March 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (3,720)          $(11,740)          $(42,295)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --              4,750                 --
    Increase (Decrease) in Accounts Payable                         (1,888)             2,900                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (5,607)            (4,090)           (42,295)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             74,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             74,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (5,607)            (4,090)            31,705

CASH AT BEGINNING OF PERIOD                                         37,313             49,025                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 31,705           $ 44,935           $ 31,705
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to March 31, 2009 and generated a net loss of $42,295. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $31,705 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                            As of March 31, 2009
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 42,295
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     14,380
     Valuation allowance                                          (14,380)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carryforward of approximately $42,295. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2009 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

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

We incurred operating expenses of $3,720 for the three months ended March 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending March 31, 2008 were $11,740.

Our net loss from inception (December 15, 2006) through March 31, 2009 was $42,295.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended March 31, 2009.

                     Balance Sheet Data:           3/31/09
                     -------------------           -------

                     Cash                          $31,705
                     Total assets                  $31,705
                     Total liabilities             $     0
                     Shareholders' equity          $31,705

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2009 was $31,705 with no outstanding liabilities. We have paid $8,500 to the geologist for Phase 1 of the exploration program. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on May 11, 2009.
                                      Lucky Strike Explorations Inc.


                                          /s/ Michael Noble
                                          --------------------------------------
                                      By: Michael Noble
                                      (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                   May 11, 2009
-----------------------------------------------                     ------------
Michael Noble, President & Director                                     Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Christian Jean Prieur                                           May 11, 2009
-----------------------------------------------                     ------------
Christian Jean Prieur, Director                                         Date