Form 10-Q
period 2009-06-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2009-08-10
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of June 30, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended June 30, 2009 immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of June 30, 2009, and the related condensed statements of operations for the three and six months ended June 30, 2009 and 2008 and for the period from December 15, 2006 (inception) to June 30, 2009, and condensed statements of cash flows for the six months ended June 30, 2009 and 2008 and for the period from December 15, 2006 (inception) to June 30, 2009. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of December 31, 2008, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 23, 2009, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
August 7, 2009

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                    As of               As of
                                                                   June 30,          December 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 29,805           $ 37,313
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 29,805             37,313
                                                                   --------           --------

                                                                   $ 29,805           $ 37,313
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                 $    130           $  1,888
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               130              1,888
                                                                   --------           --------
TOTAL LIABILITIES                                                       130              1,888

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of June 30, 2009 and December 31, 2008)             5,800              5,800
  Additional paid-in capital                                         68,200             68,200
  Deficit accumulated during exploration stage                      (44,325)           (38,575)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 29,675             35,425
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $ 29,805           $ 37,313
                                                                   ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------

                                                                                                        December 15, 2006
                                   Three Months      Three Months       Six Months       Six Months        (inception)
                                      Ended             Ended             Ended            Ended            through
                                     June 30,          June 30,          June 30,         June 30,          June 30,
                                       2009              2008              2009             2008              2009
                                    ----------        ----------        ----------       ----------        ----------
REVENUES
  Revenues                          $       --        $       --        $       --       $       --        $       --
                                    ----------        ----------        ----------       ----------        ----------
TOTAL REVENUES                              --                --                --               --                --

OPERATING COSTS
  Mineral Property Expenditures             --                --                --            8,500            16,328
  Administrative Expenses                  630               940             1,450            1,280             9,397
  Professional Fees                      1,400             1,300             4,300            4,200            18,600
                                    ----------        ----------        ----------       ----------        ----------
TOTAL OPERATING COSTS                    2,030             2,240             5,750           13,980            44,325
                                    ----------        ----------        ----------       ----------        ----------

NET INCOME (LOSS)                   $   (2,030)       $   (2,240)       $   (5,750)      $  (13,980)       $  (44,325)
                                    ==========        ==========        ==========       ==========        ==========

BASIC EARNINGS (LOSS) PER SHARE     $    (0.00)       $    (0.00)            (0.00)      $    (0.00)
                                    ==========        ==========        ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           5,800,000         5,800,000         5,800,000        5,800,000
                                    ==========        ==========        ==========       ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    December 15, 2006
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended             through
                                                                  June 30,           June 30,           June 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,750)          $(13,980)          $(44,325)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --              4,750                 --
    Increase (Decrease) in Accounts Payable                         (1,758)                --                130
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,507)            (9,230)           (44,195)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             74,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             74,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (7,507)            (9,230)            29,805

CASH AT BEGINNING OF PERIOD                                         37,313             49,025                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 29,805           $ 39,795           $ 29,805
                                                                  ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to June 30, 2009 and generated a net loss of $44,325. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $29,805 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                             As of June 30, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 44,325
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   15,071
       Valuation allowance                                        (15,071)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $44,325. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of June 30, 2009 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

We incurred operating expenses of $2,030 for the three months June 30, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2008 were $2,240.

Our net loss from inception (December 15, 2006) through June 30, 2009 was
$44,235.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended June 30, 2009.

                     Balance Sheet Data:           6/30/09
                     -------------------           -------

                     Cash                          $29,805
                     Total assets                  $29,805
                     Total liabilities             $   130
                     Shareholders' equity          $29,675

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2009 was $29,805 with $130 in outstanding liabilities. We have paid $8,500 to the geologist for Phase 1 of the exploration program. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on August 10, 2009.

                                    Lucky Strike Explorations Inc.


                                        /s/ Michael Noble
                                        ----------------------------------------
                                    By: Michael Noble
                                        (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                August 10, 2009
------------------------------------------------                 ---------------
Michael Noble, President & Director                                   Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Christian Jean Prieur                                        August 10, 2009
------------------------------------------------                 ---------------
Christian Jean Prieur, Director                                       Date