Form 10-Q
period 2009-09-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2009-11-16
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of November 12, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended September 30, 2009 immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of September 30, 2009, and the related condensed statements of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from December 15, 2006 (inception) to September 30, 2009, and condensed statements of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from December 15, 2006 (inception) to September 30, 2009. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
November 11, 2009

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      December 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 27,855           $ 37,313
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      27,855             37,313
                                                                        --------           --------

                                                                        $ 27,855           $ 37,313
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $  1,888
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --              1,888
                                                                        --------           --------

TOTAL LIABILITIES                                                             --              1,888

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of September 30, 2009 and December 31, 2008)             5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (46,145)           (38,575)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      27,855             35,425
                                                                        --------           --------

       TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY (DEFICIT)                             $ 27,855           $ 37,313
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                     Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------

                                                                                                          December 15, 2006
                                   Three Months      Three Months      Nine Months       Nine Months        (inception)
                                      Ended             Ended             Ended             Ended             through
                                   September 30,     September 30,     September 30,     September 30,      September 30,
                                      2009              2008              2009              2008               2009
                                   -----------       -----------       -----------       -----------        -----------
REVENUES
  Revenues                         $        --       $        --       $        --       $        --        $        --
                                   -----------       -----------       -----------       -----------        -----------
TOTAL REVENUES                              --                --                --                --                 --

OPERATING COSTS
  Mineral Property Expenditures             --                78                --             8,578             16,328
  Administrative Expenses                  420               587             1,870             1,867              9,817
  Professional Fees                      1,400             1,300             5,700             5,500             20,000
                                   -----------       -----------       -----------       -----------        -----------
TOTAL OPERATING COSTS                    1,820             1,965             7,570            15,945             46,145
                                   -----------       -----------       -----------       -----------        -----------

NET INCOME (LOSS)                  $    (1,820)      $    (1,965)      $    (7,570)      $   (15,945)       $   (46,145)
                                   ===========       ===========       ===========       ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE    $     (0.00)      $     (0.00)            (0.00)      $     (0.00)
                                   ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           5,800,000         5,800,000         5,800,000         5,800,000
                                   ===========       ===========       ===========       ===========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     December 15, 2006
                                                                 Nine Months        Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                 September 30,      September 30,      September 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $ (7,570)          $(15,945)          $(46,145)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:

   Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --              4,750                 --
    Increase (Decrease) in Accounts Payable                         (1,888)                --                 --
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,457)           (11,195)           (46,145)

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                 --                 --
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                           --                 --             74,000
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             74,000
                                                                  --------           --------           --------

    NET INCREASE (DECREASE) IN CASH                                 (9,457)           (11,195)            27,855

    CASH AT BEGINNING OF PERIOD                                     37,313             49,025                 --
                                                                  --------           --------           --------

    CASH AT END OF PERIOD                                         $ 27,855           $ 37,829           $ 27,855
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                     $     --           $     --           $     --
                                                                  ========           ========           ========

     Income Taxes                                                 $     --           $     --           $     --
                                                                  ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2009
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to September 30, 2009 and generated a net loss of $46,145. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $27,855 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                        As of September 30, 2009
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 46,145
       Tax rate                                                       34%
                                                                --------
       Gross deferred tax assets                                  15,689
       Valuation allowance                                       (15,689)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $46,145. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of September 30, 2009 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

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

We incurred operating expenses of $1,820 for the three months September 30, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending September 30, 2008 were $1,965.

Our net loss from inception (December 15, 2006) through September 30, 2009 was $46,145.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended September 30, 2009.

                     Balance Sheet Data:           9/30/09
                     -------------------           -------

                     Cash                          $27,855
                     Total assets                  $27,855
                     Total liabilities             $     0
                     Shareholders' equity          $27,855

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2009 was $27,855 with no outstanding liabilities. We paid $8,500 to the geologist for Phase 1 of the exploration program. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

PLAN OF OPERATION

The consulting geologist was paid $8,500 for Phase 1 of the exploration program on the claims. He completed the field work and provided the company with his recommendations. The first phase of exploration, which included detailed prospecting and soil sampling, identified a minimal number of anomalies. Management decided the results did not warrant further exploration and did not renew the claim. The company is now investigating other properties to secure for exploration or other available business opportunities to better utilize our remaining cash resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on November 12, 2009.

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


/s/ Michael Noble                                              November 12, 2009
------------------------------------------------               -----------------
Michael Noble, President & Director                                   Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Christian Jean Prieur                                      November 12, 2009
------------------------------------------------               -----------------
Christian Jean Prieur, Director                                      Date