Form 10-K
period 2009-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2010-03-12
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

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

                                 (702) 922-2700
                               (Telephone Number)

                                  Michael Noble
                        8290 W. Sahara Avenue, Suite 160
                               Las Vegas, NV 89117
                                 (702) 922-2700
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 11, 2010, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 11, 2010.

                         LUCKY STRIKE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       4
Item 2.   Properties                                                         6
Item 3.   Legal Proceedings                                                  6
Item 4.   Submission of Matters to a Vote of Securities Holders              6

                                 Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 8.   Financial Statements and Supplementary Data                       10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          23
Item 9A.  Controls and Procedures                                           23

                                Part III

Item 10.  Directors and Executive Officers                                  26
Item 11.  Executive Compensation                                            27
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   29
Item 13.  Certain Relationships and Related Transactions                    29
Item 14.  Principal Accounting Fees and Services                            29

                                 Part IV

Item 15.  Exhibits                                                          30

Signatures                                                                  30

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

COMPETITION

We will not compete directly with anyone for the exploration or removal of minerals from any property on which we may carry out exploration activities in the future as we plan to hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we would likely be able to sell any minerals that we are able to recover.

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

ITEM 2. PROPERTIES

We do not currently own any property. We lease shared office facilities at 4240
W. Flamingo Road, Suite 201, Las Vegas, NV 89103 and currently pay approximately $65 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2009.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS OVERVIEW

Through December 31, 2009 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

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

We incurred operating expenses of $10,025 and $18,350 for the years ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (December 15, 2006) through December 31, 2009 was $48,600.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2009 was $27,140 with $1,740 in outstanding liabilities. We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure a new property for exploration.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Lucky Strike Explorations, Inc.

I have audited the accompanying balance sheet of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows for the years then ended and the period from December 15, 2006 (inception), to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from December 15, 2006 (inception) to December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

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



/s/ George Stewart
------------------------------
Seattle, Washington
February 8, 2010

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     December 31,       December 31,
                                                                        2009               2008
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 27,140           $ 37,313
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                    27,140             37,313
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 27,140           $ 37,313
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  1,740           $  1,888
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                1,740              1,888
                                                                      --------           --------

      TOTAL LIABILITIES                                                  1,740              1,888
                                                                      --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares issued and outstanding as of
   December 31, 2009 and December 31, 2008, respectively                 5,800              5,800
  Additional paid-in capital                                            68,200             68,200
  Deficit accumulated during exploration stage                         (48,600)           (38,575)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              25,400             35,425
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 27,140           $ 37,313
                                                                      ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    December 15, 2006
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             December 31,         December 31,         December 31,
                                                2009                 2008                 2009
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses               2,925               11,450               27,200
  Professional Fees                               7,100                6,900               21,400
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            10,025               18,350               48,600
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (10,025)          $  (18,350)          $  (48,600)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,800,000            5,800,000
                                             ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 15, 2006 (Inception) through December 31, 2009
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                                                 Common        Additional      During
                                                  Common         Stock          Paid-in      Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, DECEMBER 15, 2006                              --       $    --       $     --      $      --       $      --

Stock issued for cash on December 15, 2006
 @ $0.005 per share                              2,000,000         2,000          8,000                         10,000

Net loss, December 31, 2006                                                                       (590)           (590)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2006                       2,000,000       $ 2,000       $  8,000      $    (590)      $   9,410
                                                ==========       =======       ========      =========       =========
Stock issued for cash on February 23, 2007
 @ $0.005 per share                                800,000           800          3,200                          4,000

Stock issued for cash on April 5, 2007
 @ $0.02 per share                               3,000,000         3,000         57,000                         60,000

Net loss, December 31, 2007                                                                    (19,635)        (19,635)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2007                       5,800,000       $ 5,800       $ 68,200      $ (20,225)      $  53,775
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2008                                                                    (18,350)        (18,350)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2008                       5,800,000       $ 5,800       $ 68,200      $ (38,575)      $  35,425
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2009                                                                    (10,025)        (10,025)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2009                       5,800,000       $ 5,800       $ 68,200      $ (48,600)      $  25,400
                                                ==========       =======       ========      =========       =========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    December 15, 2006
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                 December 31,       December 31,       December 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(10,025)          $(18,350)          $(48,600)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                           (148)             1,888              1,740
    (Increase) Decrease in Deposit                                      --              4,750                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,172)           (11,712)           (46,860)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              5,800
  Additional paid-in capital                                            --                 --             68,200
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             74,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (10,172)           (11,712)            27,140

CASH AT BEGINNING OF PERIOD                                         37,313             49,025                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 27,140           $ 37,313           $ 27,140
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lucky Strike Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has performed limited exploration work and is currently seeking new mining properties for exploration.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

BASIC EARNINGS (LOSS) PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.
This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to December 31, 2009 and generated a net loss of $48,600. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $27,140 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                         As of December 31, 2009
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 48,600
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   16,524
       Valuation allowance                                        (16,524)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $48,600. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

As of December 31, 2009 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Lucky Strike Explorations Inc., whose one year terms will expire 12/31/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Michael Noble                55    President,        12/15/06         12/31/10
8290 W. Sahara Avenue              Secretary,
Suite 160                          Treasurer,
Las Vegas, NV 89117                CFO, CEO &
                                   Director

Christian Jean Prieur        43    Director          12/15/06         12/31/10
Baan Sukhumvit 119/24
Sukhumvit Soi 36
Klong Toey, Bangkok 10110
Thailand

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Noble        2009     0         0           0            0          0            0             0         0
CEO,            2008     0         0           0            0          0            0             0         0
President,      2007     0         0           0            0          0            0             0         0
Director

CJ Prieur,      2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0
                2007     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2009, the total fees charged to the company for audit services were $7,100, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on March 11, 2010.

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


/s/ Michael Noble                                                 March 11, 2010
-------------------------------------                             --------------
Michael Noble, President & Director                                   Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                         March 11, 2010
-------------------------------------                             --------------
Christian Jean Prieur, Director                                       Date