Form 10-Q
period 2010-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2010-05-11
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                        Commission file number 333-140839


                         LUCKY STRIKE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                        4100 W. Flamingo Road, Suite 2750
                               Las Vegas, NV 89103
          (Address of principal executive offices, including zip code)

                                  (702)922-2700
                     (Telephone number, including area code)

                                  Michael Noble
                        4100 W. Flamingo Road, Suite 2750
                               Las Vegas, NV 89103
                                  (702)922-2700
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]         Accelerated filer [ ]

     Non-accelerated filer [ ]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of May 11, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended March 31, 2010 immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of March 31, 2010, and the related condensed statements of operations for the three and nine months ended March 31, 2010 and 2009 and for the period from December 15, 2006 (inception) to March 31, 2010, and condensed statements of cash flows for the nine months ended March 31, 2010 and 2009 and for the period from December 15, 2006 (inception) to March 31, 2010. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of December 31, 2009, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 8, 2010, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
May 6, 2010

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------


                                                                         As of              As of
                                                                        March 31,        December 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                  $ 21,437           $ 27,140

      TOTAL CURRENT ASSETS                                                21,437             27,140
                                                                        --------           --------

                                                                        $ 21,437           $ 27,140
                                                                        ========           ========
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $  1,740
                                                                        --------           --------
  TOTAL CURRENT LIABILITIES                                                   --              1,740
                                                                        --------           --------

      TOTAL LIABILITIES                                                       --              1,740

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of March 31, 2010 and December 31, 2009)                 5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (52,563)           (48,600)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      21,437             25,400
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $ 21,437           $ 27,140
                                                                        ========           ========

                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                  December 15, 2006
                                         Three Months          Three Months          (inception)
                                           Ended                  Ended                through
                                          March 31,             March 31,             March 31,
                                            2010                  2009                  2010
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
      TOTAL REVENUES                              --                    --                    --

OPERATING COSTS
  Mineral Property Expenditures                   --                    --                16,328
  Administrative Expenses                        963                   820                11,835
  Professional Fees                            3,000                 2,900                24,400
                                         -----------           -----------           -----------
      TOTAL OPERATING COSTS                    3,963                 3,720                52,563
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (3,963)          $    (3,720)          $   (52,563)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 5,800,000             5,800,000
                                         ===========           ===========

                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      December 15, 2006
                                                                   Three Months       Three Months      (inception)
                                                                     Ended               Ended            through
                                                                    March 31,          March 31,          March 31,
                                                                      2010               2009               2010
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (3,963)          $ (3,720)          $(52,563)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                        --                 --                 --
    Increase (Decrease) in Accounts Payable                           (1,740)            (1,888)                --
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (5,703)            (5,607)           (52,563)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                --                 --                 --
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --                 --             74,000
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --                 --             74,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (5,703)            (5,607)            21,437

CASH AT BEGINNING OF PERIOD                                           27,140             37,313                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $ 21,437           $ 31,705           $ 21,437
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========

                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the three months ended March 31, 2010.

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

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to March 31, 2010 and generated a net loss of $52,563. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $21,437 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                            As of March 31, 2010
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 52,563
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   17,871
       Valuation allowance                                        (17,871)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2010, the Company has a net operating loss carryforward of approximately $52,563. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of March 31, 2010 the Company had 5,800,000 shares of common stock issued and outstanding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 11, 2010 and determined there are no items to disclose.

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

We incurred operating expenses of $3,963 for the three months ended March 31, 2010. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending March 31, 2009 were $3,720.

Our net loss from inception (December 15, 2006) through March 31, 2010 was $52,563.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended March 31, 2010.

                     Balance Sheet Data:           3/31/10
                     -------------------           -------

                     Cash                          $21,437
                     Total assets                  $21,437
                     Total liabilities             $     0
                     Shareholders' equity          $21,437

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2010 was $21,437 with no outstanding liabilities. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

As disclosed on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010, Lucky Strike Explorations announced that it has entered into discussions with respect to a potential acquisition of oil and or gas assets, noting however that no definitive agreement has yet to be executed and that no assurance can be given that one will be so executed.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on May 11, 2010.

                                            Lucky Strike Explorations Inc.


                                                /s/ Michael Noble
                                                --------------------------------
                                            By: Michael Noble
                                                (Principal Executive Officer)


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                May 11, 2010
-------------------------------------                            ------------
Michael Noble, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                        May 11, 2010
-------------------------------------                            ------------
Christian Jean Prieur, Director                                      Date