Form 10-Q
period 2010-06-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2010-08-09
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

                        Commission file number 333-140839


                         LUCKY STRIKE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                        4100 W. Flamingo Road, Suite 2750
                               Las Vegas, NV 89103
          (Address of principal executive offices, including zip code.)

                                 (702) 922-2700
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of August 5, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2010 immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of June 30, 2010, and the related condensed statements of operations for the three and six months ended June 30, 2010 and 2009 and for the period from December 15, 2006 (inception) to June 30, 2010, and condensed statements of cash flows for the six months ended June 30, 2010 and 2009 and for the period from December 15, 2006 (inception) to June 30, 2010. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
August 3, 2010

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        June 30,         December 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 16,197           $ 27,140
  Deposit                                                                  4,335                 --
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                20,532             27,140
                                                                        --------           --------

                                                                        $ 20,532           $ 27,140
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  1,920           $  1,740
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                            1,920              1,740
                                                                        --------           --------
      TOTAL LIABILITIES                                                    1,920              1,740

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of June 30, 2010 and December 31, 2009)                  5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (55,388)           (48,600)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                18,612             25,400
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 20,532           $ 27,140
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------


                                                                                                   December 15, 2006
                                        Three Months    Three Months    Six Months    Six Months     (inception)
                                           Ended           Ended          Ended         Ended          through
                                          June 30,        June 30,       June 30,      June 30,        June 30,
                                            2010            2009           2010          2009            2010
                                         ----------      ----------     ----------     ---------      ----------
REVENUES
  Revenues                               $       --      $       --     $       --     $       --      $       --
                                         ----------      ----------     ----------     ----------      ----------

      TOTAL REVENUES                             --              --             --             --              --

OPERATING COSTS
  Mineral Property Expenditures                  --              --             --             --          16,328
  Administrative Expenses                       660             630          1,623          1,450          12,495
  Professional Fees                           2,165           1,400          5,165          4,300          26,565
                                         ----------      ----------     ----------     ----------      ----------
      TOTAL OPERATING COSTS                   2,825           2,030          6,788          5,750          55,388
                                         ----------      ----------     ----------     ----------      ----------

NET INCOME (LOSS)                        $   (2,825)     $   (2,030)    $   (6,788)    $   (5,750)     $  (55,388)
                                         ==========      ==========     ==========     ==========      ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)     $    (0.00)    $    (0.00)    $    (0.00)
                                         ==========      ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,800,000       5,800,000      5,800,000      5,800,000
                                         ==========      ==========     ==========     ==========



                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                                    December 15, 2006
                                                                  Six Months         Six Months        (inception)
                                                                    Ended              Ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,788)          $ (5,750)          $(55,388)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                   (4,335)                --             (4,335)
    Increase (Decrease) in Accounts Payable                             180             (1,758)             1,920
                                                                   --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,943)            (7,507)           (57,803)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                              --                 --                 --
                                                                   --------           --------           --------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             74,000
                                                                   --------           --------           --------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             74,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (10,943)            (7,507)            16,197

CASH AT BEGINNING OF PERIOD                                          27,140             37,313                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 16,197           $ 29,805           $ 16,197
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for :
    Interest                                                       $     --           $     --           $     --
                                                                   ========           ========           ========

    Income Taxes                                                   $     --           $     --           $     --
                                                                   ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to June 30, 2010 and generated a net loss of $55,388. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $20,532 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


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

NOTE 6. INCOME TAXES

                                                     As of June 30,
                                                          2010
                                                        --------
             Deferred tax assets:
               Net operating tax carryforwards          $ 55,388
               Tax rate                                       34%
                                                        --------
               Gross deferred tax assets                  18,832
               Valuation allowance                       (18,832)
                                                        --------

                   Net deferred tax assets              $      0
                                                        ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2010, the Company has a net operating loss carryforward of approximately $55,388. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010


NOTE 8. STOCK TRANSACTIONS (CONTINUED)

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

As of June 30, 2010 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,800,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We incurred operating expenses of $2,825 for the three months ended June 30, 2010. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2009 were $2,030.

Our net loss from inception (December 15, 2006) through June 30, 2010 was
$55,388.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended June 30, 2010.

                     Balance Sheet Data:           6/30/10
                     -------------------           -------

                     Cash                          $16,197
                     Total assets                  $20,532
                     Total liabilities             $ 1,920
                     Shareholders' equity          $18,612

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2010 was $16,197 with $1,920 in outstanding liabilities. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on August 5, 2010.

                                          Lucky Strike Explorations Inc.


                                              /s/ Michael Noble
                                              ----------------------------------
                                          By: Michael Noble
                                              (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                 August 5, 2010
-------------------------------------------------                 --------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Christian Jean Prieur                                         August 5, 2010
-------------------------------------------------                 --------------
Christian Jean Prieur, Director                                        Date