Form 10-Q
period 2010-09-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2010-11-12
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

                                  Michael Noble
                        4100 W. Flamingo Road, Suite 2750
                               Las Vegas, NV 89103
                                 (702) 922-2700
                     (Name and Address of Agent for Service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of November 12, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended September 30, 2010 immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of September 30, 2010, and the related condensed statements of operations for the three and nine months ended September 30, 2010 and 2009 and for the period from December 15, 2006 (inception) to September 30, 2010, and condensed statements of cash flows for the nine months ended September 30, 2010 and 2009 and for the period from December 15, 2006 (inception) to September 30, 2010. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
--------------------------------
Seattle, Washington
November 8, 2010

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                      September 30,       December 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 13,697           $ 27,140
  Deposit                                                                  4,335                 --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      18,032             27,140
                                                                        --------           --------

                                                                        $ 18,032           $ 27,140
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  1,500           $  1,740
                                                                        --------           --------
Total Current Liabilities                                                  1,500              1,740
                                                                        --------           --------

      TOTAL LIABILITIES                                                    1,500              1,740

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of September 30, 2010 and December 31, 2009)             5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (57,468)           (48,600)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      16,532             25,400
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 18,032           $ 27,140
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     December 15, 2006
                                   Three Months     Three Months     Nine Months      Nine Months       (inception)
                                      Ended            Ended            Ended            Ended           through
                                   September 30,    September 30,    September 30,    September 30,    September 30,
                                       2010             2009             2010             2009             2010
                                    ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                          $       --       $       --       $       --       $       --       $       --
                                    ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                              --               --               --               --               --

OPERATING COSTS
  Mineral Property Expenditures             --               --               --               --           16,328
  Administrative Expenses                  580              420            2,203            1,870           13,075
  Professional Fees                      1,500            1,400            6,665            5,700           28,065
                                    ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                    2,080            1,820            8,868            7,570           57,468
                                    ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                   $   (2,080)      $   (1,820)      $   (8,868)      $   (7,570)      $  (57,468)
                                    ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE     $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                    ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           5,800,000        5,800,000        5,800,000        5,800,000
                                    ==========       ==========       ==========       ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 December 15, 2006
                                                             Nine Months        Nine Months         (inception)
                                                                Ended              Ended              through
                                                             September 30,      September 30,      September 30,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (8,868)          $ (7,570)          $(57,468)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                               (4,335)                --             (4,335)
    Increase (Decrease) in Accounts Payable                        (240)            (1,888)             1,500
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (13,443)            (9,457)           (60,303)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                           --                 --                 --
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --             74,000
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             74,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (13,443)            (9,457)            13,697

CASH AT BEGINNING OF PERIOD                                      27,140             37,313                 --
                                                               --------           --------           --------

CASH AT END OF PERIOD                                          $ 13,697           $ 27,855           $ 13,697
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to June 30, 2010 and generated a net loss of $57,468. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $18,032 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                        As of September 30, 2010
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforwards                         $ 57,468
       Tax rate                                                      34%
                                                               --------
       Gross deferred tax assets                                 19,539
       Valuation allowance                                      (19,539)
                                                               --------

       Net deferred tax assets                                 $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $57,468. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
--------------------------------------------------------------------------------

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

As of September 30, 2010 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through September 30, 2010 was $57,468.

We incurred operating expenses of $2,080 for the three months ended September 30, 2010. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending September 30, 2009 were $1,820.

We incurred operating expenses of $8,868 for the nine months ended September 30, 2010. Operating expenses for the same period ending September 30, 2009 were $7,570. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended September 30, 2010.

                     Balance Sheet Data:           9/30/10
                     -------------------           -------

                     Cash                          $13,697
                     Total assets                  $18,032
                     Total liabilities             $ 1,500
                     Shareholders' equity          $18,032

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2010 was $13,697 with $1,500 in outstanding liabilities. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on November 12, 2010.
                                      Lucky Strike Explorations Inc.


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


/s/ Michael Noble                                              November 12, 2010
------------------------------------------------               -----------------
Michael Noble, President & Director                                  Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Christian Jean Prieur                                      November 12, 2010
------------------------------------------------               -----------------
Christian Jean Prieur, Director                                      Date