Form 10-K
period 2010-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2011-03-24
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

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

                                 (702) 922-2700
                               (Telephone Number)

                                  Michael Noble
                        4240 W. Flamingo Road, Suite 201
                               Las Vegas, NV 89103
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 24, 2011, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 24, 2011.

                         LUCKY STRIKE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 2.  Properties                                                          6
Item 3.  Legal Proceedings                                                   6
Item 4.  [Removed and Reserved]                                              6

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   6
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8
Item 8.  Financial Statements and Supplementary Data                        10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           19
Item 9A. Controls and Procedures                                            19

                                    Part III

Item 10. Directors and Executive Officers                                   21
Item 11. Executive Compensation                                             23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    24
Item 13. Certain Relationships and Related Transactions                     25
Item 14. Principal Accounting Fees and Services                             25

                                     Part IV

Item 15. Exhibits                                                           25

Signatures                                                                  26

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 4. [REMOVED AND RESERVED]

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS OVERVIEW

Through December 31, 2010 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

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

We incurred operating expenses of $11,373 and $10,025 for the years ended December 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (December 15, 2006) through December 31, 2010 was $59,973.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2010 was $12,542 with $3,340 in outstanding liabilities. We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucky Strike Explorations, Inc.

I have audited the accompanying balance sheet of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statement of operations, stockholders' equity and cash flows for the years then ended and the period from December 15, 2006 (inception), to December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Strike Explorations, Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from December 15, 2006 (inception) to December 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
-------------------------------
Seattle, Washington
March 9, 2011

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     December 31,       December 31,
                                                                        2010               2009
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 12,542           $ 27,140
  Deposits                                                               4,825                 --
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                    17,367             27,140
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 17,367           $ 27,140
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  3,340           $  1,740
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                3,340              1,740
                                                                      --------           --------

      TOTAL LIABILITIES                                                  3,340              1,740
                                                                      --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares issued and outstanding as of
   December 31, 2010 and December 31, 2009, respectively                 5,800              5,800
  Additional paid-in capital                                            68,200             68,200
  Deficit accumulated during exploration stage                         (59,973)           (48,600)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              14,027             25,400
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 17,367           $ 27,140
                                                                      ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     December 15, 2006
                                                                                        (inception)
                                              Year Ended           Year Ended             through
                                              December 31,         December 31,         December 31,
                                                 2010                 2009                 2010
                                              ----------           ----------           ----------
REVENUES
  Revenues                                    $       --           $       --           $       --
                                              ----------           ----------           ----------
TOTAL REVENUES                                        --                   --                   --

OPERATING COSTS
   General & Administrative Expenses               3,208                2,925               14,080
   Mineral Property Expenditures                      --                   --               16,328
   Professional Fees                               8,165                7,100               29,565
                                              ----------           ----------           ----------
TOTAL OPERATING COSTS                             11,373               10,025               59,973
                                              ----------           ----------           ----------

NET INCOME (LOSS)                             $  (11,373)          $  (10,025)          $  (59,973)
                                              ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                $     0.00           $     0.00
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     5,800,000            5,800,000
                                              ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 15, 2006 (Inception) through December 31, 2010
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                                                 Common        Additional      During
                                                  Common         Stock          Paid-in      Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, DECEMBER 15, 2006                              --       $    --       $     --      $      --       $      --

Stock issued for cash on December 15, 2006
 @ $0.005 per share                              2,000,000         2,000          8,000                         10,000

Net loss, December 31, 2006                                                                       (590)           (590)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2006                       2,000,000       $ 2,000       $  8,000      $    (590)      $   9,410
                                                ==========       =======       ========      =========       =========
Stock issued for cash on February 23, 2007
 @ $0.005 per share                                800,000           800          3,200                          4,000

Stock issued for cash on April 5, 2007
 @ $0.02 per share                               3,000,000         3,000         57,000                         60,000

Net loss, December 31, 2007                                                                    (19,635)        (19,635)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2007                       5,800,000       $ 5,800       $ 68,200      $ (20,225)      $  53,775
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2008                                                                    (18,350)        (18,350)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2008                       5,800,000       $ 5,800       $ 68,200      $ (38,575)      $  35,425
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2009                                                                    (10,025)        (10,025)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2009                       5,800,000       $ 5,800       $ 68,200      $ (48,600)      $  25,400
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2010                                                                    (11,373)        (11,373)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2010                       5,800,000       $ 5,800       $ 68,200      $ (59,973)      $  14,027
                                                ==========       =======       ========      =========       =========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                               December 15, 2006
                                                                                                  (inception)
                                                            Year Ended         Year Ended           through
                                                            December 31,       December 31,       December 31,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(11,373)          $(10,025)          $(59,973)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                     1,600               (148)             3,340
    (Increase) Decrease in Deposit                             (4,825)                --             (4,825)
                                                             --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (14,598)           (10,172)           (61,458)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         --                 --              5,800
  Additional paid-in capital                                       --                 --             68,200
                                                             --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             74,000
                                                             --------           --------           --------

NET INCREASE (DECREASE) IN CASH                               (14,598)           (10,172)            12,542

CASH AT BEGINNING OF PERIOD                                    27,140             37,313                 --
                                                             --------           --------           --------

CASH AT END OF YEAR                                          $ 12,542           $ 27,140           $ 12,542
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========

  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to December 31, 2010 and generated a net loss of $59,973. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $17,367 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of December 31, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 59,973
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   20,391
       Valuation allowance                                        (20,391)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $59,973. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
--------------------------------------------------------------------------------

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

As of December 31, 2010 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Lucky Strike Explorations Inc., whose one year terms will expire 12/31/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------

Michael Noble                56    President,        12/15/06         12/31/11
8290 W. Sahara Avenue              Secretary,
Suite 160                          Treasurer,
Las Vegas, NV 89117                CFO, CEO &
                                   Director

Christian Jean Prieur        4=4    Director         12/15/06         12/31/11
Baan Sukhumvit 119/24
Sukhumvit Soi 36
Klong Toey, Bangkok 10110
Thailand

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Noble        2010     0         0           0            0          0            0             0         0
CEO,            2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
Director

CJ Prieur,      2010     0         0           0            0          0            0             0         0
Director        2009     0         0           0            0          0            0             0         0
                2008     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lucky Strike Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                   No. of            Percentage
     Beneficial Owner(1)            Shares           of Ownership
     -------------------            ------           ------------
     Michael Noble                  2,800,000             48%

     Christian Jean Prieur                  0              0%

     All Officers and
      Directors as a Group          2,800,000             48%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2010, the total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on March 24, 2011.

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


/s/ Michael Noble                                                 March 24, 2011
-------------------------------------                             --------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                         March 24, 2011
-------------------------------------                             --------------
Christian Jean Prieur, Director                                        Date