Form 10-Q
period 2011-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2011-05-13
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of May 2, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended March 31, 2011 immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lucky Strike Explorations, Inc.

I have reviewed the condensed balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of March 31, 2011, and the related condensed statements of operations for the three months ended March 31, 2011 and 2010 and for the period from December 15, 2006 (inception) to March 31, 2011, and condensed statements of cash flows for the three months ended March 31, 2011 and 2010 and for the period from December 15, 2006 (inception) to March 31, 2011. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Lucky Strike Explorations, Inc. (an Exploration Stage Company) as of December 31, 2010, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated March 9, 2011, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
------------------------------
George Stewart, CPA
Seattle, Washington
May 5, 2011

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,        December 31,
                                                                          2011               2010
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  6,387           $ 12,542
  Deposits                                                                 4,400              4,825
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      10,787             17,367
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 10,787           $ 17,367
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $    710              3,340
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                    710              3,340
                                                                        --------           --------

      TOTAL LIABILITIES                                                      710              3,340
                                                                        --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of March 31, 2011 and December 31, 2010)                 5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (63,923)           (59,973)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      10,077             14,027
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 10,787           $ 17,367
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------

                                                                                December 15, 2006
                                        Three Months         Three Months          (inception)
                                           Ended                Ended               through
                                          March 31,            March 31,            March 31,
                                            2011                 2010                 2011
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Mineral Property Expenditures                  --                   --               16,328
  Administrative Expenses                       950                  963               15,030
  Professional Fees                           3,000                3,000               32,565
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                         3,950                3,963               63,923
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (3,950)          $   (3,963)          $  (63,923)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,800,000            5,800,000
                                         ==========           ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     December 15, 2006
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended              through
                                                                   March 31,          March 31,          March 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (3,950)          $ (3,963)          $(63,923)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      425                 --             (4,400)
    Increase (Decrease) in Accounts Payable                          (2,630)            (1,740)               710
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (6,155)            (5,703)           (67,613)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             74,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             74,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (6,155)            (5,703)             6,387

CASH AT BEGINNING OF PERIOD                                          12,542             27,140                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  6,387           $ 21,437           $  6,387
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to March 31, 2011 and generated a net loss of $63,923. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $10,787 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                            As of March 31, 2011
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 63,923
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   21,737
       Valuation allowance                                        (21,737)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforward of approximately $63,923. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

As of March 31, 2011 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through March 31, 2011 was $63,923.

We incurred operating expenses of $3,950 for the three months ended March 31, 2011. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending March 31, 2010 were $3,963.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended September 30, 2010.

                     Balance Sheet Data:           3/31/11
                     -------------------           -------

                     Cash                          $ 6,387
                     Total assets                  $10,787
                     Total liabilities             $   710
                     Shareholders' equity          $10,077

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2011 was $6,387 with $710 in outstanding liabilities. Management believes our cash on hand is sufficient to fund our operations over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada on May 2, 2011.

                                        Lucky Strike Explorations Inc.


                                            /s/ Michael Noble
                                            ------------------------------------
                                        By: Michael Noble
                                            (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Michael Noble                                                 May 2, 2011
-----------------------------------                               -----------
Michael Noble, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                         May 2, 2011
-----------------------------------                               -----------
Christian Jean Prieur, Director                                      Date