Form 10-Q
period 2011-06-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2011-08-15
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of August 15, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2011 immediately follow.

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        June 30,         December 31,
                                                                          2011               2010
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  6,147           $ 12,542
  Deposit                                                                  4,400              4,825
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      10,547             17,367
                                                                        --------           --------

                                                                        $ 10,547           $ 17,367
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  2,650           $  3,340
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,650              3,340
                                                                        --------           --------

      TOTAL LIABILITIES                                                    2,650              3,340

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of June 30, 2011 and December 31, 2010)                  5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (66,103)           (59,973)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       7,897             14,027
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 10,547           $ 17,367
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------

                                                                                                      December 15, 2006
                                   Three Months      Three Months      Six Months       Six Months       (inception)
                                      Ended             Ended            Ended            Ended           through
                                     June 30,          June 30,         June 30,         June 30,         June 30,
                                       2011              2010             2011             2010             2011
                                    ----------        ----------       ----------       ----------       ----------
REVENUES
  Revenues                          $       --        $       --       $       --       $       --       $       --
                                    ----------        ----------       ----------       ----------       ----------
TOTAL REVENUES                              --                --               --               --               --

OPERATING COSTS
  Mineral Property Expenditures             --                --               --               --           16,328
  Administrative Expenses                  680               660            1,630            1,623           15,710
  Professional Fees                      1,500             2,165            4,500            5,165           34,065
                                    ----------        ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                    2,180             2,825            6,130            6,788           66,103
                                    ----------        ----------       ----------       ----------       ----------

NET INCOME (LOSS)                   $   (2,180)       $   (2,825)      $   (6,130)      $   (6,788)      $  (66,103)
                                    ==========        ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE     $    (0.00)       $    (0.00)           (0.00)      $    (0.00)
                                    ==========        ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           5,800,000         5,800,000        5,800,000        5,800,000
                                    ==========        ==========       ==========       ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          December 15, 2006
                                                                       Six Months         Six Months        (inception)
                                                                         Ended              Ended             through
                                                                        June 30,           June 30,           June 30,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (6,130)          $ (6,788)          $(66,103)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                          425             (4,335)            (4,400)
    Increase (Decrease) in Accounts Payable                                (690)               180              2,650
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,395)           (10,943)           (67,853)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             74,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             74,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (6,395)           (10,943)             6,147

CASH AT BEGINNING OF PERIOD                                              12,542             27,140                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $  6,147           $ 16,197           $  6,147
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to June 30, 2011 and generated a net loss of $66,103. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's management does not believe that its current cash and cash equivalents of $10,547 is sufficient to cover the expenses they will incur during the next twelve months.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                             As of June 30, 2011
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 66,103
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   22,475
       Valuation allowance                                        (22,475)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $66,103. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
--------------------------------------------------------------------------------

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

As of June 30, 2011 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through June 30, 2011 was $66,103.

We incurred operating expenses of $2,180 for the three months ended June 30, 2011. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2010 were $2,825.

We incurred operating expenses of $6,130 for the six months ended June 30, 2011. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2010 were $6,788.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended June 30, 2011.

                     Balance Sheet Data:           6/30/11
                     -------------------           -------

                     Cash                          $ 6,147
                     Total assets                  $10,547
                     Total liabilities             $ 2,650
                     Shareholders' equity          $ 7,897

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2011 was $6,147 with $2,650 in outstanding liabilities. Management does not believe our current cash and cash equilvalents of $10,547 are sufficient to fund our operations over the next twelve months. If we experience a shortfall of cash our director has agreed to advance the company funds to continue in a limited operations scenario.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-140839, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada on August 8, 2011.

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


/s/ Michael Noble                                                August 15, 2011
-----------------------------------                              ---------------
Michael Noble, President & Director                                   Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                        August 15, 2011
-----------------------------------                              ---------------
Christian Jean Prieur, Director                                       Date