Form 10-K
period 2011-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2012-03-30
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 23, 2012, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 30, 2011.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS OVERVIEW

Through December 31, 2011 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

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

We incurred operating expenses of $11,270 and $11,373 for the years ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (December 15, 2006) through December 31, 2011 was $71,243.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2011 was $17 with $1,660 in outstanding liabilities. We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucky Strike Explorations Inc.

I have audited the accompanying balance sheets of Lucky Strike Explorations Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from December 15, 2006 (inception), to December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Strike Explorations Inc., (An Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 and the period from December 15, 2006 (inception), to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
------------------------------
Seattle, Washington
March 27, 2012

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     December 31,       December 31,
                                                                        2011               2010
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     17           $ 12,542
  Deposits                                                               4,400              4,825
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                     4,417             17,367
                                                                      --------           --------

      TOTAL ASSETS                                                    $  4,417           $ 17,367
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  1,660           $  3,340
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                1,660              3,340
                                                                      --------           --------

      TOTAL LIABILITIES                                                  1,660              3,340
                                                                      --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares issued and outstanding as of
   December 31, 2011 and December 31, 2010, respectively                 5,800              5,800
  Additional paid-in capital                                            68,200             68,200
  Deficit accumulated during exploration stage                         (71,243)           (59,973)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               2,757             14,027
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  4,417           $ 17,367
                                                                      ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    December 15, 2006
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             December 31,         December 31,         December 31,
                                                2011                 2010                 2011
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  General & Administrative Expenses               3,770                3,208               17,850
  Mineral Property Expenditures                      --                   --               16,328
  Professional Fees                               7,500                8,165               37,065
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            11,270               11,373               71,243
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (11,270)          $  (11,373)          $  (71,243)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $     0.00           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,800,000            5,800,000
                                             ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 15, 2006 (Inception) through December 31, 2011
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                                                 Common        Additional      During
                                                  Common         Stock          Paid-in      Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, DECEMBER 15, 2006                              --       $    --       $     --      $      --       $      --

Stock issued for cash on December 15, 2006
 @ $0.005 per share                              2,000,000         2,000          8,000                         10,000

Net loss, December 31, 2006                                                                       (590)           (590)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2006                       2,000,000         2,000          8,000           (590)          9,410
                                                ==========       =======       ========      =========       =========
Stock issued for cash on February 23, 2007
 @ $0.005 per share                                800,000           800          3,200                          4,000

Stock issued for cash on April 5, 2007
 @ $0.02 per share                               3,000,000         3,000         57,000                         60,000

Net loss, December 31, 2007                                                                    (19,635)        (19,635)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2007                       5,800,000         5,800         68,200        (20,225)         53,775
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2008                                                                    (18,350)        (18,350)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2008                       5,800,000         5,800         68,200        (38,575)         35,425
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2009                                                                    (10,025)        (10,025)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2009                       5,800,000         5,800         68,200        (48,600)         25,400
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2010                                                                    (11,373)        (11,373)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2010                       5,800,000         5,800         68,200        (59,973)         14,027
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2011                                                                    (11,270)        (11,270)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2011                       5,800,000       $ 5,800       $ 68,200      $ (71,243)      $   2,757
                                                ==========       =======       ========      =========       =========

                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        December 15, 2006
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                      December 31,       December 31,       December 31,
                                                                         2011               2010               2011
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,270)          $(11,373)          $(71,243)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                              (1,680)             1,600              1,660
    (Increase) Decrease in Deposit                                          425             (4,825)            (4,400)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,525)           (14,598)           (73,983)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             74,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             74,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (12,525)           (14,598)                17

CASH AT BEGINNING OF PERIOD                                              12,542             27,140                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $     17           $ 12,542           $     17
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to December 31, 2011 and generated a net loss of $59,973. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management does not believe that the company's current cash and cash equivalents of $17 is sufficient to cover the expenses they will incur during the next twelve months.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of December 31, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 71,243
       Tax rate                                                       34%
                                                                --------
     Gross deferred tax assets                                    24,223
     Valuation allowance                                         (24,223)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $71,243. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2011
--------------------------------------------------------------------------------

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

As of December 31, 2011 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Lucky Strike Explorations Inc., whose one year terms will expire 12/31/12, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------

Michael Noble                57    President,        12/15/06         12/31/12
8290 W. Sahara Avenue              Secretary,
Suite 160                          Treasurer,
Las Vegas, NV 89117                CFO, CEO &
                                   Director

Christian Jean Prieur        45    Director         12/15/06          12/31/12
Baan Sukhumvit 119/24
Sukhumvit Soi 36
Klong Toey, Bangkok 10110
Thailand

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Noble        2011     0         0           0            0          0            0             0         0
CEO,            2010     0         0           0            0          0            0             0         0
President,      2009     0         0           0            0          0            0             0         0
Director

CJ Prieur,      2011     0         0           0            0          0            0             0         0
Director        2010     0         0           0            0          0            0             0         0
                2009     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                             Stock Awards
          ----------------------------------------------------------------   ---------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2011, the total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

 Exhibit
 Number                           Description
 ------                           -----------

 *  3(i)         Articles of Incorporation
 *  3(ii)        Bylaws
   31            Sec. 302 Certification of CEO/CFO
   32            Sec. 906 Certification of CEO/CFO
  101            Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-140839, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on March 30, 2011.

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


/s/ Michael Noble                                                 March 30, 2011
-------------------------------------                             --------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                         March 30, 2011
-------------------------------------                             --------------
Christian Jean Prieur, Director                                        Date