Form 10-K/A
period 2011-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2012-03-30
CIK 1389294

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 30, 2012, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 30, 2012.

                                EXPLANATORY NOTE

This Amendment No. 1 is being filed solely to correct the signature dates that were incorrect in our initial filing of our 10-K. No other changes have been made to this 10-K/A.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on March 30, 2012.

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


/s/ Michael Noble                                                 March 30, 2012
-------------------------------------                             --------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                         March 30, 2012
-------------------------------------                             --------------
Christian Jean Prieur, Director                                        Date