Form 10-Q
period 2012-03-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2012-05-15
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

                        Commission file number 000-54665


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of May 15, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended March 31, 2012 immediately follow.

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        March 31,         December 31,
                                                                          2012               2011
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  4,573           $     17
  Deposits                                                                 4,400              4,400
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                 8,973              4,417
                                                                        --------           --------

      TOTAL ASSETS                                                      $  8,973           $  4,417
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  5,795           $  1,660
  Loan Payable - Related Party                                            20,000                 --
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                           25,795              1,660
                                                                        --------           --------

      TOTAL LIABILITIES                                                   25,795              1,660
                                                                        --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of March 31, 2012 and December 31, 2011)                 5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (90,822)           (71,243)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (16,822)             2,757
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  8,973           $  4,417
                                                                        ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations ( Unaudited)
--------------------------------------------------------------------------------

                                                                                December 15, 2006
                                        Three Months         Three Months          (inception)
                                           Ended                Ended                through
                                          March 31,            March 31,            March 31,
                                            2012                 2011                 2012
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Mineral Property Expenditures                  --                   --               16,328
  Administrative Expenses                    16,479                  950               34,329
  Professional Fees                           3,100                3,000               40,165
                                         ----------           ----------           ----------

TOTAL OPERATING COSTS                        19,579                3,950               90,822
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $  (19,579)          $   (3,950)          $  (90,822)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,800,000            5,800,000
                                         ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    December 15, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                  March 31,          March 31,          March 31,
                                                                    2012               2011               2012
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(19,579)          $ (3,950)          $(90,822)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --                425             (4,400)
    Increase (Decrease) in Accounts Payable                          4,135             (2,630)             5,795
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,444)            (6,155)           (89,427)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                      20,000                 --             20,000
  Issuance of common stock                                              --                 --             74,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       20,000                 --             94,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      4,556             (6,155)             4,573

CASH AT BEGINNING OF PERIOD                                             17             12,542                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  4,573           $  6,387           $  4,573
                                                                  ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to March 31, 2012 and generated a net loss of $90,822. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's management does not believe that its current cash and cash equivalents of $8,973 is sufficient to cover the expenses they will incur during the next twelve months.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

As of March 31, 2012, $20,000 is owed to Michael Noble and is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                            As of March 31, 2012
                                                            --------------------
      Deferred tax assets:
        Net operating tax carryforwards                          $ 90,822
        Tax rate                                                       34%
                                                                 --------
     Gross deferred tax assets                                     30,879
     Valuation allowance                                          (30,879)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $90,822. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
--------------------------------------------------------------------------------

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

As of March 31, 2012 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012:

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through March 31, 2012 was $90,822.

We incurred operating expenses of $19,579 for the three months ended March 31, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending March 31, 2011 were $3,950.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended June 30, 2011.

                    Balance Sheet Data:            3/31/12
                    -------------------            -------

                    Cash                          $  4,573
                    Total assets                  $  8,973
                    Total liabilities             $ 25,795
                    Shareholders' equity          $(16,822)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2012 was $4,573 with $25,795 in outstanding liabilities. Management does not believe our current cash and cash equilvalents of $8,973 are sufficient to fund our operations over the next twelve months. If we experience a shortfall of cash our director has agreed to advance the company funds to continue in a limited operations scenario.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada on May 15, 2012.
                                       Lucky Strike Explorations Inc.


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


/s/ Michael Noble                                                   May 15, 2012
------------------------------------------------                    ------------
Michael Noble, President & Director                                     Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Christian Jean Prieur                                           May 15, 2012
------------------------------------------------                    ------------
Christian Jean Prieur, Director                                        Date