Form 10-Q
period 2012-06-30
LUCKY STRIKE EXPLORATIONS INC.
filed 2012-08-13
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,800,000 shares as of August 13, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2012 immediately follow.

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        June 30,          December 31,
                                                                          2012               2012
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  3,708           $     17
  Deposit                                                                  4,400              4,400
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                 8,108              4,417
                                                                        --------           --------
                                                                        $  8,108           $  4,417
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $  1,660
  Loan Payable - Related Party                                            28,000                 --
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                           28,000              1,660
                                                                        --------           --------
      TOTAL LIABILITIES                                                   28,000              1,660

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares and shares issued and
   outstanding as of June 30, 2012 and December 31, 2011)                  5,800              5,800
  Additional paid-in capital                                              68,200             68,200
  Deficit accumulated during exploration stage                           (93,892)           (71,243)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (19,892)             2,757
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  8,108           $  4,417
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       December 15, 2006
                                   Three Months     Three Months       Six Months       Six Months        (inception)
                                      Ended            Ended             Ended            Ended             through
                                     June 30,         June 30,          June 30,         June 30,           June 30,
                                       2012             2011              2012             2011               2012
                                    ----------       ----------        ----------       ----------         ----------
REVENUES
  Revenues                          $       --       $       --        $       --       $       --         $       --
                                    ----------       ----------        ----------       ----------         ----------
TOTAL REVENUES                              --               --                --               --                 --

OPERATING COSTS
  Mineral Property Expenditures             --               --                --               --             16,328
  Administrative Expenses                1,170              680            17,649            1,630             35,499
  Professional Fees                      1,900            1,500             5,000            4,500             42,065
                                    ----------       ----------        ----------       ----------         ----------
TOTAL OPERATING COSTS                    3,070            2,180            22,649            6,130             93,892
                                    ----------       ----------        ----------       ----------         ----------

NET INCOME (LOSS)                   $   (3,070)      $   (2,180)       $  (22,649)      $   (6,130)        $  (93,892)
                                    ==========       ==========        ==========       ==========         ==========

BASIC EARNINGS (LOSS) PER SHARE     $    (0.00)      $    (0.00)       $    (0.00)      $    (0.00)
                                    ==========       ==========        ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           5,800,000        5,800,000         5,800,000        5,800,000
                                    ==========       ==========        ==========       ==========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS, INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   December 15, 2006
                                                                       Six Months      Six Months     (inception)
                                                                         Ended           Ended          through
                                                                        June 30,        June 30,        June 30,
                                                                          2012            2011            2012
                                                                        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(22,649)       $ (6,130)       $(93,892)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                            --             425          (4,400)
    Increase (Decrease) in Accounts Payable                               (1,660)           (690)             --
                                                                        --------        --------        --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (24,309)         (6,395)        (98,292)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                    --              --              --
                                                                        --------        --------        --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                            28,000              --          28,000
  Issuance of common stock                                                    --              --          74,000
                                                                        --------        --------        --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            28,000              --         102,000
                                                                        --------        --------        --------
NET INCREASE (DECREASE) IN CASH                                            3,691          (6,395)          3,708
CASH AT BEGINNING OF PERIOD                                                   17          12,542              --
                                                                        --------        --------        --------

CASH AT END OF PERIOD                                                   $  3,708        $  6,147        $  3,708
                                                                        ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --        $     --        $     --
                                                                        ========        ========        ========
  Income Taxes                                                          $     --        $     --        $     --
                                                                        ========        ========        ========


                 See Accompanying Notes and Accountant's Report

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lucky Strike Explorations Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucky Strike's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of June 30, 2012, Lucky Strike has not generated revenues and has accumulated losses since inception. The continuation of Lucky Strike as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Lucky Strike's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE - RELATED PARTY

As of June 30, 2012, $28,000 is owed to Michael Noble and is non interest bearing with no specific repayment terms.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through June 30, 2012 was $93,892.

We incurred operating expenses of $3,070 for the three months ended June 30, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2011 were $2,180.

We incurred operating expenses of $22,649 for the six months ended June 30, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same six month period ending June 30, 2011 were $6,130.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

The following table provides selected financial data about our company for the quarter ended June 30, 2012.

                    Balance Sheet Data:            6/30/12
                    -------------------            -------
                    Cash                          $  3,708
                    Total assets                  $  8,108
                    Total liabilities             $ 28,000
                    Shareholders' equity          $(19,892)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2012 was $3,708 with $28,000 in outstanding liabilities. Management does not believe our current cash and cash equilvalents of $8,108 are sufficient to fund our operations over the next twelve months. If we experience a shortfall of cash our director has agreed to advance the company funds to continue in a limited operations scenario.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada on August 13, 2012.

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


/s/ Michael Noble                                                August 13, 2012
------------------------------------                             ---------------
Michael Noble, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                        August 13, 2012
------------------------------------                             ---------------
Christian Jean Prieur, Director                                        Date