Form 10-K
period 2012-12-31
LUCKY STRIKE EXPLORATIONS INC.
filed 2013-02-21
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2012

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

                        4100 W. Flamingo Road, Suite 2750
                               Las Vegas, NV 89103
               (Address of Principal Executive Offices & Zip Code)

                                  (702)922-2700
                               (Telephone Number)

                        4240 W. Flamingo Road, Suite 201
                               Las Vegas, NV 89103
                 (Former Address of Principal Executive Offices)

                                  Michael Noble
                        4100 W. Flamingo Road, Suite 2750
                               Las Vegas, NV 89103
                                  (702)922-2700
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 21, 2013, the registrant had 5,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 21, 2013.

                         LUCKY STRIKE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       4
Item 2.  Properties                                                         6
Item 3.  Legal Proceedings                                                  6
Item 4.  Mine Safety Disclosures                                            6

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  6
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8
Item 8.  Financial Statements and Supplementary Data                       10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          19
Item 9A. Controls and Procedures                                           19
Item 9B. Other Information                                                 21

                                    Part III

Item 10. Directors and Executive Officers                                  21
Item 11. Executive Compensation                                            23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   24
Item 13. Certain Relationships and Related Transactions                    24
Item 14. Principal Accounting Fees and Services                            25

                                     Part IV

Item 15. Exhibits                                                          25

Signatures                                                                 26

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

ITEM 2. PROPERTIES

We do not currently own any property. We lease shared office facilities at 4100
W. Flamingo Road, Suite 2750, Las Vegas, NV 89103 and currently pay approximately $65 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINING SAFETY DISCLOSURES

None.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS OVERVIEW

Through December 31, 2012 we had sold $74,000 in equity securities to pay for our business operations. On April 5, 2007, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on March 12, 2007. We sold 3,000,000 shares of common stock to 27 unaffiliated shareholders at $.02 per share for total proceeds of $60,000.

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

We incurred operating expenses of $30,072 and $11,270 for the years ended December 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (December 15, 2006) through December 31, 2012 was $101,315.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2012 was $73. We had $3,937 in deposits resulting in $4,010 in current assets with $31,325 in outstanding liabilities. We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

Management does not believe our current cash and cash equivalents of $4,010 are sufficient to fund our operations over the next twelve months. If we experience a shortfall of cash our director has agreed to advance the company funds to continue in a limited operations scenario.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucky Strike Explorations Inc.

I have audited the accompanying balance sheets of Lucky Strike Explorations Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from December 15, 2006 (inception), to December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucky Strike Explorations Inc., (An Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and the period from December 15, 2006 (inception), to December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
------------------------------
Seattle, Washington
January 17, 2013

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      (Audited)            (Audited)
                                                                        As of                As of
                                                                     December 31,         December 31,
                                                                         2012                 2011
                                                                      ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $       73           $       17
  Deposits                                                                 3,937                4,400
                                                                      ----------           ----------
TOTAL CURRENT ASSETS                                                       4,010                4,417
                                                                      ----------           ----------

      TOTAL ASSETS                                                    $    4,010           $    4,417
                                                                      ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $       --           $    1,660
  Loan Payable - Related Party                                            31,325                   --
                                                                      ----------           ----------
TOTAL CURRENT LIABILITIES                                                 31,325                1,660
                                                                      ----------           ----------

      TOTAL LIABILITIES                                                   31,325                1,660
                                                                      ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,800,000 shares issued and outstanding as of
   December 31, 2012 and December 31, 2011, respectively                   5,800                5,800
  Additional paid-in capital                                              68,200               68,200
  Deficit accumulated during exploration stage                          (101,315)             (71,243)
                                                                      ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                               (27,315)               2,757
                                                                      ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $    4,010           $    4,417
                                                                      ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    December 15, 2006
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             December 31,         December 31,         December 31,
                                                2012                 2011                 2012
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

OPERATING COSTS
  GENERAL & ADMINISTRATIVE EXPENSES              20,609                3,770               38,459
  MINERAL PROPERTY EXPENDITURES                      --                   --               16,328
  PROFESSIONAL FEES                               9,463                7,500               46,528
                                             ----------           ----------           ----------
TOTAL OPERATING COSTS                            30,072               11,270              101,315
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (30,072)          $  (11,270)          $ (101,315)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $     0.01           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,800,000            5,800,000
                                             ==========           ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 15, 2006 (Inception) through December 31, 2012
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                                                 Common        Additional      During
                                                  Common         Stock          Paid-in      Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, DECEMBER 15, 2006                              --       $    --       $     --      $      --       $      --

Stock issued for cash on December 15, 2006
 @ $0.005 per share                              2,000,000         2,000          8,000                         10,000

Net loss, December 31, 2006                                                                       (590)           (590)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2006                       2,000,000         2,000          8,000           (590)          9,410
                                                ==========       =======       ========      =========       =========
Stock issued for cash on February 23, 2007
 @ $0.005 per share                                800,000           800          3,200                          4,000

Stock issued for cash on April 5, 2007
 @ $0.02 per share                               3,000,000         3,000         57,000                         60,000

Net loss, December 31, 2007                                                                    (19,635)        (19,635)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2007                       5,800,000         5,800         68,200        (20,225)         53,775
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2008                                                                    (18,350)        (18,350)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2008                       5,800,000         5,800         68,200        (38,575)         35,425
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2009                                                                    (10,025)        (10,025)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2009                       5,800,000         5,800         68,200        (48,600)         25,400
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2010                                                                    (11,373)        (11,373)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2010                       5,800,000         5,800         68,200        (59,973)         14,027
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2011                                                                    (11,270)        (11,270)
                                                ----------       -------       --------      ---------       ---------
BALANCE, DECEMBER 31, 2011                       5,800,000         5,800         68,200        (71,243)          2,757
                                                ==========       =======       ========      =========       =========

Net loss, December 31, 2012                                                                    (30,072)        (30,072)
                                                ----------       -------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2012                       5,800,000       $ 5,800       $ 68,200      $(101,315)      $(27,315)
                                                ==========       =======       ========      =========       =========

                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      December 15, 2006
                                                                                                         (inception)
                                                                   Year Ended         Year Ended           through
                                                                   December 31,       December 31,       December 31,
                                                                      2012               2011               2012
                                                                   ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (30,072)        $  (11,270)        $ (101,315)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                            (1,660)            (1,680)                --
    (Increase) Decrease in Deposit                                        463                425             (3,937)
                                                                   ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (31,269)           (12,525)          (105,252)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                         31,325                 --             31,325
  Issuance of common stock                                                 --                 --             74,000
                                                                   ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          31,325                 --            105,325
                                                                   ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                            56            (12,525)                73

CASH AT BEGINNING OF PERIOD                                                17             12,542                 --
                                                                   ----------         ----------         ----------

CASH AT END OF YEAR                                                $       73         $       17         $       73
                                                                   ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $       --         $       --         $       --
                                                                   ==========         ==========         ==========

  Income Taxes                                                     $       --         $       --         $       --
                                                                   ==========         ==========         ==========


                        See Notes to Financial Statements

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

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

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 15, 2006 (date of inception) to December 31, 2012 and generated a net loss of $101,375. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management does not believe that the company's current cash and cash equivalents of $73 is sufficient to cover the expenses they will incur during the next twelve months.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

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

As of December 31, 2012, $31,325 is owed to Michael Noble and is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2012
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                         $ 101,375
       Tax rate                                                       34%
                                                               ---------
     Gross deferred tax assets                                    34,468
     Valuation allowance                                         (34,468)
                                                               ---------

     Net deferred tax assets                                   $       0
                                                               =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $101,375. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                         LUCKY STRIKE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

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

As of December 31, 2012 the Company had 5,800,000 shares of common stock issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENT

As disclosed on Form 8-K filed on February 13, 2013, on February 7, 2013, our board of directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary Western Graphite Inc., a Nevada corporation, to effect a name change from Lucky Strike Explorations Inc. to Western Graphite Inc. Western Graphite Inc. was formed solely for the change of name.

In addition to the name change, our board of directors approved to effect a 10 new for one (1) old forward stock split of our authorized and issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital will be increased from 75,000,000 to 750,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 5,800,000 to 58,000,000 shares of common stock, all with a par value of $0.001.

These amendments are currently under review with the Financial Industry Regulatory Authority ("FINRA"). We will announce the completion of FINRA review and the effectiveness of these changes on the market by filing a Current Report on Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Lucky Strike Explorations Inc., whose one year terms will expire 12/31/13, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------

Michael Noble                58    President,       12/15/06          12/31/13
8290 W. Sahara Avenue              Secretary,
Suite 160                          Treasurer,
Las Vegas, NV 89117                CFO, CEO &
                                   Director

Christian Jean Prieur        46    Director         12/15/06          12/31/13
Baan Sukhumvit 119/24
Sukhumvit Soi 36
Klong Toey, Bangkok 10110
Thailand

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Noble        2012     0         0           0            0          0            0             0         0
CEO,            2011     0         0           0            0          0            0             0         0
President,      2010     0         0           0            0          0            0             0         0
Director

CJ Prieur,      2012     0         0           0            0          0            0             0         0
Director        2011     0         0           0            0          0            0             0         0
                2010     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                             Stock Awards
          ----------------------------------------------------------------   ---------------------------------------------
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

As of December 31, 2012, $31,325 is owed to Michael Noble. The loan is non-interest bearing with no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012, the total fees charged to the company for audit services were $9,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

 Exhibit
 Number                           Description
 ------                           -----------

 *   3(i)         Articles of Incorporation
 *   3(ii)        Bylaws
    31            Sec. 302 Certification of CEO/CFO
    32            Sec. 906 Certification of CEO/CFO
 ** 101           Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-140839, at the Securities and Exchange Commission website at www.sec.gov.
**   To Be Filed By Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on February 21, 2013.

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


/s/ Michael Noble                                              February 21, 2013
-------------------------------------                          ----------------
Michael Noble, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Christian Jean Prieur                                      February 21, 2013
-------------------------------------                          -----------------
Christian Jean Prieur, Director                                      Date