Form 10-Q
period 2013-03-31
Western Graphite Inc.
filed 2013-05-14
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

                        Commission file number 000-54665


                              WESTERN GRAPHITE INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                Hudson Bay Centre
                         2 Bloor Street East, Suite 3500
                            Toronto, Ontario M4W 1A8
          (Address of principal executive offices, including zip code)

                                  416 915 1661
                     (Telephone number, including area code)

                                   Seyit Kucuk
               Hudson Bay Centre, 2 Bloor Street East, Suite 3500
                            Toronto, Ontario M4W 1A8
                     (Name and Address of Agent for Service)

             4100 W. Flamingo Road, Suite 2750, Las Vegas, NV 89103 (Former Address of principal executive offices, including zip code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 71,000,000 shares as of May 14, 2013

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended March 31, 2013 immediately follow.

                              WESTERN GRAPHITE INC.
                     (f/k/a LUCKY STRIKE EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                (Unaudited)           (Audited)
                                                                                   As of                As of
                                                                                  March 31,          December 31,
                                                                                    2013                 2012
                                                                                 ----------           ----------
                                     ASSETS


CURRENT ASSETS
  Cash                                                                           $    4,956           $       73
  Deposits                                                                              502                3,937
                                                                                 ----------           ----------
TOTAL CURRENT ASSETS                                                                  5,459                4,010

FIXED ASSETS
  Mining Properties                                                               1,513,000                   --
                                                                                 ----------           ----------
TOTAL FIXED ASSETS                                                                1,513,000                   --
                                                                                 ----------           ----------

TOTAL ASSETS                                                                     $1,518,459           $    4,010
                                                                                 ==========           ==========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                               $    7,619           $       60
  Loan Payable - Related Party                                                       37,325               31,325
  Property Payments Due                                                           1,500,000                   --
                                                                                 ----------           ----------
TOTAL CURRENT LIABILITIES                                                         1,544,944               31,385
                                                                                 ----------           ----------
TOTAL LIABILITIES                                                                 1,544,944               31,385
                                                                                 ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 750,000,000 shares authorized;
   71,000,000 shares and 58,000,000 shares issued and
   outstanding as of March 31, 2013 and December 31, 2012 respectively)              71,000               58,000
  Additional paid-in capital                                                         16,000               16,000
  Deficit accumulated during exploration stage                                     (113,485)            (101,375)
                                                                                 ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (26,485)             (27,375)
                                                                                 ----------           ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                               $1,518,459           $    4,010
                                                                                 ==========           ==========


                 See Accompanying Notes and Accountant's Report

                              WESTERN GRAPHITE INC.
                     (f/k/a LUCKY STRIKE EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                    December 15, 2006
                                         Three Months           Three Months           (inception)
                                            Ended                  Ended                 through
                                           March 31,              March 31,              March 31,
                                             2013                   2012                   2013
                                         ------------           ------------           ------------
REVENUES
  Revenues                               $         --           $         --           $         --
                                         ------------           ------------           ------------
TOTAL REVENUES                                     --                     --                     --

OPERATING COSTS
  Mineral Property Expenditures                    --                     --                 16,328
  Administrative Expenses                       4,369                 16,479                 42,888
  Professional Fees                             7,741                  3,100                 54,269
                                         ------------           ------------           ------------
TOTAL OPERATING COSTS                          12,110                 19,579                113,485
                                         ------------           ------------           ------------

NET INCOME (LOSS)                        $    (12,110)          $    (19,579)          $   (113,485)
                                         ============           ============           ============

BASIC EARNINGS (LOSS) PER SHARE          $      (0.00)          $      (0.00)
                                         ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 62,211,111             58,000,000
                                         ============           ============


                 See Accompanying Notes and Accountant's Report

                              WESTERN GRAPHITE INC.
                     (f/k/a LUCKY STRIKE EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          December 15, 2006
                                                                    Three Months        Three Months        (inception)
                                                                       Ended               Ended              through
                                                                      March 31,           March 31,           March 31,
                                                                        2013                2012                2013
                                                                    ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $    (12,110)       $    (19,579)       $   (113,485)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                         3,434                  --                (502)
    Increase (Decrease) in Accounts Payable                                7,559               4,135               7,619
    Increase (Decrease) in Property Payments Due                       1,500,000                  --           1,500,000
                                                                    ------------        ------------        ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,498,883             (15,444)          1,393,631

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Mining Properties                                       (1,513,000)                 --          (1,513,000)
                                                                    ------------        ------------        ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (1,513,000)                 --          (1,513,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                             6,000              20,000              37,325
  Issuance of common stock                                                13,000                  --              87,000
                                                                    ------------        ------------        ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            19,000              20,000             124,325
                                                                    ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH                                            4,883               4,556               4,956
CASH AT BEGINNING OF PERIOD                                                   73                  17                  --
                                                                    ------------        ------------        ------------

CASH AT END OF PERIOD                                               $      4,956        $      4,573        $      4,956
                                                                    ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                          $         --        $         --        $         --
                                                                    ============        ============        ============
  Income Taxes                                                      $         --        $         --        $         --
                                                                    ============        ============        ============


                 See Accompanying Notes and Accountant's Report

                              WESTERN GRAPHITE INC.
                     (f/k/a LUCKY STRIKE EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucky Strike's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of March 31, 2013, Western Graphite has not generated revenues and has accumulated losses since inception. The continuation of Western Graphite as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Western Graphite's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE - RELATED PARTY

As of March 31, 2013, $37,325 is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms.

NOTE 4. ACQUISITION OF MINES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares and known as the Amorf Graphite property and located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province Turskey. The Company acquired the property pursuant to an agreement with Dr. Ahmet Unsal in exchange for 3,000,000 (three million) shares of the Company's restricted common stock along with 2 future payments totalling $1,500,000.

On March 4, 2013, the Company entered into an agreement of purchase and sale with Seyit Kucuk for the acquisition of five (5) claims located in the Omineca Mining Division of the Province of British Columbia. The claims, which cover approximately 2,524 hectares, are known as the "Pure Flake Graphite" property and are subject to a 2% net milling royalty. In consideration for the acquisition of these claims, the company issued 10,000,000 (ten million) shares of the Company's restricted common stock.

                              WESTERN GRAPHITE INC.
                     (f/k/a LUCKY STRIKE EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 4. ACQUISTION OF MINES (CONT)

The Company has determined that the fair market value of the shares issued by the Company for the property acquisitions cannot be reliably determined and therefore it has deemed it appropriate to value the shares issued based on the fair market value of the securities underlying the transaction. The Company has further determined that the period end price of its common stock as quoted at www.otcbb.com can not be used to determine fair market value as the stock had never traded. Furthermore, as the Company has not issued any shares for cash in the past 2 years is has determined that a reasonable value at this time for the shares being issued is $.001, the par value of the common stock.

NOTE 5. STOCK TRANSACTIONS

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

On February 27, 2013 the Company effected a 10 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for ten post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company's post-split authorized capital has increased to 750,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

On February 27, 2013 the Company issued a total of 3,000,000 shares of common stock to one individual as part of the payment for the acquisition of the Amorf Graphite property valued at $.001 per share for a total of $3,000.

On March 4, 2013 the Company issued a total of 10,000,000 shares of common stock to one individual as payment for the acquisition of the Pure Flake Graphite property valued at $.001 per share for a total of $10,000.

                              WESTERN GRAPHITE INC.
                     (f/k/a LUCKY STRIKE EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 5. STOCK TRANSACTIONS (CONT)

As of March 31, 2012 the Company had 71,000,000 shares of common stock issued and outstanding.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2013:

Common stock, $ 0.001 par value: 750,000,000 shares authorized; 71,000,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through March 31, 2013 was $113,485.

We incurred operating expenses of $12,110 for the three months ended March 31, 2013. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending March 31, 2012 were $19,579.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

On February 27, 2013 the Company effected a 10 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for ten post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company's post-split authorized capital has increased to 750,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

On February 27, 2013 the Company issued a total of 3,000,000 shares of common stock to one individual as part of the payment for the acquisition of the Amorf Graphite property valued at $.001 per share for a total of $3,000.

On March 4, 2013 the Company issued a total of 10,000,000 shares of common stock to one individual as payment for the acquisition of the Pure Flake Graphite property valued at $.001 per share for a total of $10,000.

The following table provides selected financial data about our company for the quarter ended March 31, 2013.

                   Balance Sheet Data:              3/31/12
                   -------------------              -------
                   Cash                          $     4,956
                   Total assets                  $ 1,518,459
                   Total liabilities             $ 1,544,944
                   Shareholders' equity          $   (26,485)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2013 was $4,956 with $1,544,944 in outstanding liabilities. Management does not believe our current cash is sufficient to fund our operations over the next twelve months. If we experience a shortfall of cash our director has agreed to advance the company funds for operations.

PLAN OF OPERATION

Our plan of operation over the next 12 months is to begin operations on the Amorf Graphite property and the Pure Flake property.

Western Graphite has hired Paul Gray, principal of PDGGC to manage and conduct a Phase 1 project reconnaissance; rock sampling and compilation work on our Pure Flake Mineral Claim Group in the Slocan Mining District in British Columbia, to begin the spring of 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.                        Description
-----------                        -----------

3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-140839, at the Securities and Exchange Commission website at www.sec.gov.
**   To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada on May 14, 2013.

                                          Western Graphite Inc.


                                          /s/ Seyit Kucuk
                                          --------------------------------------
                                          By: Seyit Kucuk
                                          (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Seyit Kucuk                                                   May 14, 2013
---------------------------------------------                     ------------
Seyit Kucuk, President & Director                                    Date
(Principal Executive Officer)


/s/ Lauren Notar                                                  May 14, 2013
---------------------------------------------                     ------------
Lauren Notar, Secretary, Treasurer & Director                        Date
(Principal Financial Officer & Principal
Accounting Officer)