Form 10-Q
period 2013-06-30
Western Graphite Inc.
filed 2013-08-14
CIK 1389294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

                                  Lauren Notar
               Hudson Bay Centre, 2 Bloor Street East, Suite 3500
                            Toronto, Ontario M4W 1A8
                     (Name and Address of Agent for Service)

             4100 W. Flamingo Road, Suite 2750, Las Vegas, NV 89103 (Former Address of principal executive offices, including zip code.)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 71,100,000 shares as of August 9, 2013

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2013 immediately follow.

                              WESTERN GRAPHITE INC.
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                         As of                   As of
                                                                        June 30,              December 31,
                                                                          2013                   2012
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     20,293           $         73
  Deposit                                                                    1,483                  3,937
                                                                      ------------           ------------
TOTAL CURRENT ASSETS                                                        21,776                  4,010
                                                                      ------------           ------------
FIXED ASSETS
  Mining Properties                                                      1,513,000                     --
                                                                      ------------           ------------

TOTAL FIXED ASSETS                                                       1,513,000                     --
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $  1,534,776           $      4,010
                                                                      ============           ============

           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                    $      2,952           $         60
  Loan Payable - Related Party                                              37,325                 31,325
  Accrued Interest                                                             739                     --
  Note Payable                                                              50,000                     --
  Property Payments Due                                                  1,500,000                     --
                                                                      ------------           ------------
Total Current Liabilities                                                1,591,016                 31,385
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  1,591,016                 31,385

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 750,000,000 shares authorized;
   71,000,000 shares and 58,000,000 shares issued and outstanding
   as of June 30, 2013 and December 31, 2012 respectively)                  71,000                 58,000
  Additional paid-in capital                                                16,000                 16,000
  Deficit accumulated during exploration stage                            (143,240)              (101,375)
                                                                      ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (56,240)               (27,375)
                                                                      ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $  1,534,776           $      4,010
                                                                      ============           ============

                             See Accompanying Notes

                              WESTERN GRAPHITE INC.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       December 15, 2006
                                   Three Months      Three Months      Six Months       Six Months       (inception)
                                      Ended             Ended            Ended            Ended            through
                                     June 30,          June 30,         June 30,         June 30,          June 30,
                                       2013              2012             2013             2012              2013
                                   ------------      ------------     ------------     ------------      ------------
REVENUES
  Revenues                         $         --      $         --     $         --     $         --      $         --
                                   ------------      ------------     ------------     ------------      ------------
TOTAL REVENUES                               --                --               --               --                --

OPERATING COSTS
  Mineral Property Expenditures          12,277                --           12,277               --            28,605
  Administrative Expenses                13,255             1,170           17,625           17,649            56,144
  Professional Fees                       3,483             1,900           11,224            5,000            57,752
                                   ------------      ------------     ------------     ------------      ------------
NET OPERATING LOSS                       29,016             3,070           41,126           22,649           142,501

OTHER EXPENSES
  Interest Expense                          739               739              739
                                   ------------      ------------     ------------     ------------      ------------

NET INCOME (LOSS)                  $    (29,755)     $     (3,070)    $    (41,865)    $    (22,649)     $   (143,240)
                                   ============      ============     ============     ============      ============

BASIC EARNINGS (LOSS) PER SHARE    $      (0.00)     $      (0.00)           (0.00)    $      (0.00)
                                   ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           71,000,000        58,000,000       66,629,834       58,000,000
                                   ============      ============     ============     ============


                             See Accompanying Notes

                              WESTERN GRAPHITE INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        December 15, 2006
                                                                       Six Months        Six Months       (inception)
                                                                         Ended             Ended            through
                                                                        June 30,          June 30,          June 30,
                                                                          2013              2012              2013
                                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $    (41,865)     $    (22,649)     $   (143,240)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                           2,454                --            (1,483)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities          3,631            (1,660)            3,691
    Increase (Decrease) in Property Payments Due                         1,500,000                --         1,500,000
                                                                      ------------      ------------      ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,464,220           (24,309)        1,358,968

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Mining Properties                                      (1,513,000)               --        (1,513,000)
                                                                      ------------      ------------      ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (1,513,000)               --        (1,513,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable                                                              50,000                --            50,000
  Loan Payable - Related Party                                               6,000            28,000            37,325
  Issuance of common stock                                                  13,000                --            87,000
                                                                      ------------      ------------      ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               69,000            28,000           174,325
                                                                      ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                             20,220             3,691            20,293

CASH AT BEGINNING OF PERIOD                                                     73                17                --
                                                                      ------------      ------------      ------------

CASH AT END OF PERIOD                                                 $     20,293      $      3,708      $     20,293
                                                                      ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $         --      $         --      $         --
                                                                      ============      ============      ============

  Income Taxes                                                        $         --      $         --      $         --
                                                                      ============      ============      ============


                             See Accompanying Notes

                              WESTERN GRAPHITE INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of June 30, 2013, Western Graphite has not generated revenues and has accumulated losses since inception. The continuation of Western Graphite as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Western Graphite's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE - RELATED PARTY

As of June 30, 2013, $37,325 is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms.

NOTE 4.  NOTE PAYABLE

Note payable as of June 30, 2013 is:

Unsecured promissory note payable, dated May 10, 2013
 bearing interest at 10% per annum.                               $ 50,000

Interest expense incurred under debt obligations amounted to $739 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $739 and $0 for the twelve months ended June 30, 2013 and 2012, respectively. Accrued interest was $739 and $0 as of June 30, 2013 and 2012, respectively.

                              WESTERN GRAPHITE INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 5. ACQUISITION OF MINES

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

NOTE 6. STOCK TRANSACTIONS

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

                              WESTERN GRAPHITE INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 6. STOCK TRANSACTIONS (CONT)

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

On February 27, 2013 the the Company issued a total of 3,000,000 shares of common stock to one individual as part of the payment for the acquisition of the Amorf Graphite property valued at $.001 per share for a total of $3,000.

On March 4, 2013 the the Company issued a total of 10,000,000 shares of common stock to one individual as payment for the acquisition of the Pure Flake Graphite property valued at $.001 per share for a total of $10,000.

As of June 30, 2012 the Company had 71,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2013:

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception (December 15, 2006) through June 30, 2013 was $143,240.

We incurred operating expenses of $29,016 for the three months ended June 30, 2013. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2012 were $3,070.

We incurred operating expenses of $41,126 for the six months ended June 30, 2013. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending June 30, 2012 were $22,649.

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

On June 19, 2013, in a private transaction, Lauren Notar purchased the 14,000,000 shares of common stock held by Michael Noble, a former officer and director, for $2,000 or $.000143 per share.

The following table provides selected financial data about our company for the quarter ended June 30, 2013.

                   Balance Sheet Data:             6/30/12
                   -------------------           -----------

                   Cash                          $    20,293
                   Total assets                  $ 1,534,776
                   Total liabilities             $ 1,591,016
                   Shareholders' equity          $   (56,240)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2013 was $20,293 with $1,591,016 in outstanding liabilities. Management does not believe our current cash is sufficient to fund our operations over the next twelve months.

PLAN OF OPERATION

Our plan of operation over the next 12 months is to begin operations on the Amorf Graphite property and the Pure Flake property.

Western Graphite has hired Paul Gray, principal of PDGGC to manage and conduct a Phase 1 project reconnaissance; rock sampling and compilation work on our Pure Flake Mineral Claim Group in the Slocan Mining District in British Columbia, which began in spring of 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Effective July 8, 2013, Seyit Kucuk resigned as President, Chief Executive Officer and Director of our company. Mr. Kucuk's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with the resignation of Seyit Kucuk, we appointed Lauren Notar as President and Chief Executive Officer. Ms. Notar also acts as Treasurer, Chief Financial Officer, Secretary and Director of our company. We also appointed Harry Bygdnes as a Director of our company effective July 1, 2013.

On July 8, 2013, we agreed to provide Mr. Bygdnes with monthly compensation of $2,000 and will issue to him 100,000 shares of our common stock.

HARRY BYGDNES - DIRECTOR 73

Mr. Bygdnes graduated from the University of British Columbia in 1967 with a Bachelor of Science degree in physics and mathematics.

Upon completion of his formal education Mr. Bygdnes joined Texaco Canada in Calgary Alberta where he held the position of Assistant to the Chief Geophysicist for Canada. In his role as Geophysicist his responsibilities included acquisition and interpretation of seismic data, mapping and joint recommendations for well site locations in conjunction with company geological personnel, and field supervision of seismic crew operations as company representative.

Mr.Bygdnes left Texaco in 1971 and joined a small Calgary firm called Explor-Alta to become Field Supervisor of Arctic marine operations in summer and Operation Manager for land seismic operations in winter. Explor-Alta was able to provide important seismic data for companies such as Texaco, Exxon and Gulf Oil.

In 1973, Mr. Bygdnes left Explor-Alta to set up his own private company specializing in acquisition and computer processing of seismic data. In 1980 Mr. Bygdnes moved to Vancouver to form a small public company called Consort Energy Corp. The company originally participated in small joint venture oil well drilling operations in Texas, Oklahoma and Kansas. When the oil business faltered in the early nineteen-eighties Mr. Bygdnes turned the attention of the company to mineral exploration and conducted an extensive joint venture drilling program with major mining company adjacent to the Echo Bay Lupin Goldmine in the NWT.

In 1988, Mr. Bygdnes and a partner purchased the rights to a patented ice replacement product from an inventor in San Diego. The previous exploration programs had limited results so Mr. Bygdnes consolidated the company and formed Cryopak Industries Inc. Mr. Bygdnes acted as President, and Chief Executive Officer of Cryopak for 12 years at which time he retired to the position of Chairman of the Board bringing his considerable expertise into the company. During this time with the company, Mr. Bygdnes was able to raise in excess of CDN$12,000,000 largely through European investors. The company having sales in excess of $14,000,000 annually.

In 2002, Mr. Bygdnes and a partner formed B&K Productions Inc., a production company focused on entering into the television-programming field. B&K Productions produced three episodes of the TV show "Hook Line and Supper" a show that combines fishing with gourmet cooking. Mr. Bygdnes participated as host of the show as well as producer. Bygdnes introduced the show at the MIPTV festival in Cannes France in 2003. Although the show received much interest it has not sold at present.

Mr. Bygdnes presently holds the position of President of County Line Energy Corp., a start-up over-the-counter trading US company seeking opportunity in the resource sector. Mr. Bygdnes presently consults to several junior companies in the resource field.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Toronto, province of Ontario on August 9, 2013.

                                      Western Graphite Inc.


                                          /s/ Lauren Notar
                                          --------------------------------------
                                      By: Lauren Notar
                                          (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Lauren Notar                                                  August 9, 2013
-------------------------------------                             --------------
Lauren Notar, President, Secretary,                                    Date
Treasurer & Director
(Principal Executive Officer
Principal Financial Officer &
Principal Accounting Officer)


/s/ Harry Bygdnes                                                 August 9, 2013
-------------------------------------                             --------------
Harry Bygdnes, Director                                                Date