Form 10-Q
period 2013-09-30
Western Graphite Inc.
filed 2013-11-12
CIK 1389294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

Commission file number 000-54665

WESTERN GRAPHITE INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Hudson Bay Centre
2 Bloor Street East, Suite 3500
Toronto, Ontario M4W 1A8

(Address of principal executive offices, including zip code.)

416 915 1661
(Telephone number, including area code)

Lauren Notar

Hudson Bay Centre, 2 Bloor Street East, Suite 3500
Toronto, Ontario M4W 1A8

 (Name and Address of Agent for Service)

4100 W. Flamingo Road, Suite 2750, Las Vegas, NV  89103

 (Former Address of principal executive offices, including zip code.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  71,500,000 shares as of September, 2013

ITEM 1.  FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended September 30, 2013 immediately follow.

WESTERN GRAPHITE INC.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

ASSETS

	As of	As of
	September 30	Dec 31,
	2013	2012

Current Assets
Cash	$82,304	$73
Deposit	1,209	3,937

Total Current Assets	83,513	4,010

Fixed Assets
Mining Properties	1,513,000	-

Total Fixed Assets	1,513,000	-

Total Assets	$1,596,513	$4,010

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$116	$60
Loan Payable - Related Party	37,325	31,325
Accrued Interest	3,986	-
Note Payable	150,000	-
Property Payments Due	1,500,000	-

Total Current Liabilities	1,691,427	31,385

Total Liabilities	1,691,427	31,385

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 750,000,000 shares
authorized; 71,000,000 shares and 58,000,000 shares issued and
outstanding as of June 30, 2013 and December 31, 2012 respectively)	71,000	58,000
Additional paid-in capital	15,965	16,000
Deficit accumulated during exploration stage	(181,879)	(101,375)

Total Stockholders' Equity (Deficit)	(94,914)	(27,375)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$1,596,513	$4,010

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.
(An Exploration Stage Company)
Statements of Operations ( Unaudited)

					December 15, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30	September 30	September 30	September 30	September 30
	2013	2012	2013	2012	2013

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Mineral Property Expenditures	-	-	12,277	-	28,605
Administrative Expenses	28,599	1,060	46,224	18,709	84,743
Professional Fees	6,793	1,900	18,017	6,900	64,545

Net Operating Loss	35,392	2,960	76,518	25,609	177,893

Other Expenses
Interest Expense	3,287		(3,986)		(3,986)

Net Income (Loss)	$(38,679)	$(2,960)	$(80,504)	$(25,609)	$(181,879)

Basic earnings (loss) per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of
common shares outstanding	71,000,000	5,800,000	71,000,000	5,800,000

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

			December 15, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(80,504)	$(25,609)	$(181,879)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in Deposit	2,728	-	(1,209)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,042	1,060	4,102
Increase (Decrease) in Property Payments Due	1,500,000	-	1,500,000

Net cash provided by (used in) operating activities	1,426,266	(24,549)	1,321,014

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Mining Properties	(1,513,000)	-	(1,513,000)

Net cash provided by (used in) investing activities	(1,513,000)	-	(1,513,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Note Payable	150,000	-	150,000
Loan Payable - Related Party	6,000	28,000	37,325
Issuance of common stock	12,965	-	86,965

Net cash provided by (used in) financing activities	168,965	28,000	274,290

Net increase (decrease) in cash	82,231	3,451	82,304

Cash at beginning of period	73	17	-

Cash at end of period	$82,304	$3,468	$82,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.

(An Exploration Stage Company)

Notes to Financial Statements

Sept 30, 2013

NOTE 1.  BASIS OF PRESENTATION

The accompany unaudited interim financial statements of Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucky Strike’s Form 10-K filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2.  GOING CONCERN

As of September 30, 2013 Western Graphite has no generated revenues and has accumulated losses since inception.  The continuation of Western Graphite as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Western Graphite’s ability to continue as a going concern.

NOTE 3. NOTE PAYABLE RELATED PARTY

As of September 30, 2013 $37,325 is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms.

NOTE 4. NOTES PAYABLE

Note payable as of September 30 2013 is:

Unsecured promissory note payable, dated May 10 2013 bearing interest at 10% per annum.  $50,000 Interest expense incurred under debt obligations amounted to $1,260 and $0 for the six months ended September 30, 2013 and 2012 respectively, and $1,959 and $0 for the twelve months ended September 30 2013 and 2012 respectively.

A second note payable as of September 30, 2013 is: unsecured promissory note payable, dated July 18, 2013 bearing interest at 10% per annum.  Interest expense incurred under debt obligations amounted to $2,027 and $0 for the six months ended September 30, 2013 and 2012 respectively, and $2,027 and $0 for the twelve months ended September 30, 2013 and 2012 respectively.

Total accrued interest was $3,986 and $0 as of September 30 2013 and 2012 respectively.

NOTE 5.  ACQUISITION OF MINES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares and known as the Amorf Graphite property a d located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province, Turkey.  The Company acquired the property pursuant to an agreement with Dr. Ahment Unsai in exchange for 3,000,000 (three million) shares of the Company’s restricted common stock along with 2 future payments totalling $1,500,000.

On March 4, 2013, the Company entered into an agreement of purchase and sale with Seyit Kucuk for the acquisition of five (5) claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the company issued 10,000,000 (ten million) shares of the company’s restricted common stock.  The Company has determined that the fair market value of the shares issued by the Company for the property acquisitions cannot be reliably determined and therefore it has deemed it appropriate to value the shares issued based on the fair market value of the securities in the underlying transaction.  The Company has further determined that the period end price of its common stock as quoted at www.otcbb.com cannot be used to determine fair market value as the stock had never traded.  Furthermore, as the Company has not issued any shares for cash in the past 2 years it has determined that a reasonable value at the time for the shares being issued is $.001, the par value of the common stock.

NOTE 6. STOCK TRANSACTIONS

Transactions, other than employee’s stock issuance, are in accordance with ASC No. 505.  Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employee’s stock issuance are in accordance with ASC No. 718.  These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On December 15, 2006, the Company issued a total of 2,000,000 shares of common stock to Michael Noble for cash in the amount of $0.005 per share for a total of $10,000.

On February 23, 2007, the Company issued a total of 800,000 shares of common stock to Michael Noble for cash in the amount of $0.005 per share for the total of $4,000.

On April 2007, the Company issued a total of 3,000,000 shares of common stock from its registered SB-2 offering to 27 shareholders at $0.02 per share for a total of $60,000.

On February 27, 2013 the Company effected a 10 for 1 forward split of its issued and outstanding share capital such that everyone’s share of common stock issued and outstanding prior to the split was exchanged for ten post-split shares of common stock.  The number of shares referred to in the previous paragraphs is post-split number of shares.  The Company’s post-split authorized capital has increased to 750,000,000 shares of common stock with a par value of $0.001 per share.  All share amounts have been retroactively adjusted for all periods presented.

On February 27, 2013 the Company issued a total of 3,000,000 shares of common stock to one individual as part of the payment for the acquisition of the Amorf Graphite property valued at $0.001 per share for a total of $3,000.  On March 4, 2013 the Graphite property valued at $0.001 per share for a total of $10,000.

On June 19, 2013 in a private transaction, Lauren Notar purchased 14,000,000 shares of common stock held by Michael Noble, a former officer and director, for $2,000 or $0.000143 per share.

On July 1, 2013, the company issued a total of 250,000 shares of common stock to Harry Bygdnes as compensation as a member of the Western Graphite Board.

On July 31, 2013, the company issued a total of 250,000 shares of common stock to Alex Burton as compensation for becoming an Advisor to the company and for joining the company as Vice President of Exploration.

As of September 30, 2013 the Company had 71,500,000 shares of common stock issued and outstanding.

NOTE 7.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2013:  Common Stock, $0.001 par value: shares issued and outstanding: 750,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This report contains forward-looking statements that involve risk and uncertainties.  We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements.  Investors should be aware that all forward-looking statements contained within this report are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

Results of Operations

We are still in our exploration stage and have generated no revenues to date.  Our net loss from inception (December 15, 2006) through September 30, 2013 was $181,879.

We incurred operating expenses of $38,679 for the three months ended September 30, 2013.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending September 30, 2012 were $2,096.

We incurred operating expenses of $77,796 for the nine months ended September 30, 2013.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending September 30, 2012 were $25,609.

We have sold $74,000 in equity securities since inception, $14,000 from the sale of 2,800,000 shares of stock to our officer and director and $60,000 from the sale of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 12, 2007.

On February 27, 2013 the Company affected a 10 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for ten post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company’s post-split authorized capital has increased to 750,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

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

On July 1, 2013, the company issued a total of 250,000 shares of common stock to Harry Bygdnes as compensation as a member of the Western Graphite Board.

On July 31, 2013, the company issued a total of 250,000 shares of common stock to Alex Burton as compensation for becoming an Advisor to the company and for joining the company as Vice President of Exploration.

The following table provides selected financial data about our company for the quarter ended September 30, 2013.

Balance Sheet Data:	9/30/13
Cash	$82,304
Total assets	$1,596,513
Total liabilities	$1,691,427
Shareholders' equity	$(94,914)

Liquidity and Capital Resources

Our cash in the bank at September 30, 2013 was $82,304 with $1,589,458 in outstanding liabilities.  Management does not believe our current cash is sufficient to fund our operations over the next twelve months.

Plan of Operation

On October 21, 2013, Western Graphite and Noram Ventures, report that, further to the news release of August 15, 2013, the terms and conditions of the Letter of Intent regarding the Kokanee flake graphite property have been extended until November 29, 2013.

August 2013, Western Graphite signed a Letter of Intent with Noram Ventures Inc. (NRM on the TSX:V exchange) to enter into a sub option and joint venture agreement on the Kokanee flake graphite property located approximately 31 miles northeast of the city of Nelson in the Slocan Mining Division of British Columbia.

Subject to Western Graphite and Noram Ventures completing their respective due diligence and receiving board and regulatory approvals, the Parties will complete each of the following earn-in stages:

Grant of Earn-in Option:

Noram has an exclusive option to earn a 100% interest in the Property and will grant to Western a sub-option (the "Earn-in Option") to earn a 50% interest in the Property. In order to exercise the Earn-in Option and acquire a 50% interest in the Property, Western will be required to complete each of the following earn-in stages (each, an "Earn-in Stage"):

a.

Pay to Noram, on or before the 5th business day following receipt of the TSX Venture Exchange approval, the sum of $75,000 payable through the issuance of such number of common shares of Western (the "Western Shares") at a deemed price per Western Share to be mutually agreed upon by the Parties;

b.

Fund all costs associated with metallurgical testing on the Property 2012 drill core and surface samples to be completed by SGS Lakefield;

c.

Fund the next phase of resource definition drilling to be completed on the Property, and the sample analysis and metallurgical work to be carried out by SGS Lakefield in connection therewith;

d.

Fund the preparation of a National Instrument 43-101 compliant resource estimate and technical report in respect of the Property, to be completed by a geological consultant who is independent of the Parties; and

e.

Upon completion of the last of the Earn-in Stages set forth in paragraphs (a) through (d) above, pay to Noram the sum of $30,000 as a reimbursement of one-half of the cash payments made by Noram under the Option Agreement between Noram and Bruce Doyle dated June 8, 2012 (the "Kokanee Option Agreement").

Formation of Joint Venture:

Upon completion of all of the Earn-in Stages and provided that Noram has been vested with a 100% right, title and interest in and to the Property pursuant to the terms of the Kokanee Option Agreement, Western will:

a.

be deemed to have exercised the Earn-in Option and to have earned a 50% right, title and interest in and to the Property; and

b.

form a joint venture with Noram pursuant to the terms of a 50/50 joint venture agreement to be entered into at the relevant time. Such joint venture agreement will provide that the cost of all future exploration expenditures to be undertaken on the Property will be borne equally by the Parties.

In the event that this LOI is not superseded by the Agreement on or before October 21, 2013, or such other date the Parties may agree to, the LOI will terminate.

August 14, 2013, Western Graphite welcomed Alex Burton as Vice President of Exploration and his appointment to our Advisory Board.  Alex is a geologist and is licensed as both a Professional Engineer and Professional Geologist with over 50 years of experience in mining exploration, development, and consulting.  Alex brings to Western Graphite his years of work experience including mine development and production; management positions for Noranda, Copper Range Exploration Co. Inc., Phelps Dodge Corporation of Canada Ltd., and starting a large parastatal exploration company for the country of Zambia.

Alex has extensive experience setting up major exploration programs and in bringing metallic and industrial deposits to production.   Western Graphite looks forward to Alex bringing this experience and expertise to the development of the Western Graphite properties.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

Effective July 8, 2013, Seyit Kucuk resigned as President, Chief Executive Officer and Director of our company.  Mr. Kucuk’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with the resignation of Seyit Kucuk, we appointed Lauren Notar as President and Chief Executive Officer. Ms. Notar also acts as Treasurer, Chief Financial Officer, Secretary and Director of our company. We also appointed Harry Bygdnes as a Director of our company to fill the ensuing vacancy, effective July 1, 2013.

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

In 2002, Mr. Bygdnes and a partner formed B&K Productions Inc., a production company focused on entering into the television-programming field.  B&K Productions produced three episodes of the TV show “Hook Line and Supper” a show that combines fishing with gourmet cooking.  Mr. Bygdnes participated as host of the show as well as producer.  Bygdnes introduced the show at the MIPTV festival in Cannes France in 2003.  Although the show received much interest it has not sold at present.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of Toronto, province of Ontario on November 12 7, 2013.

Western Graphite Inc.

/s/ Lauren Notar
By: Lauren Notar
(Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.

/s/ Lauren Notar	November 12, 2013
Lauren Notar, President, Secretary, Treasurer & Director	Date
(Principal Executive Officer Principal Financial Officer &
Principal Accounting Officer)

/s/ Harry Bygdnes	November 12, 2013
Harry Bygdnes, Director	Date