Form 10-K
period 2013-12-31
Western Graphite Inc.
filed 2014-03-31
CIK 1389294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  71,666,667 shares as of December 31 2013

ITEM 1.  FINANCIAL STATEMENTS

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Graphite Inc

I have audited the accompanying balance sheets of Western Graphite Inc (An Exploration Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from December 15, 2006 (inception), to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Graphite Inc, (An Exploration Stage Company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012 and the period from December 15, 2006 (inception), to December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington

March 13, 2014

WESTERN GRAPHITE INC.

(An Exploration Stage Company)

Balance Sheets
ASSETS
	As of	As of
	December 31	December 31
	2013	2012

Current Assets
Cash	$27,781	$73
Deposit	1,209	3,937

Total Current Assets	28,990	4,010

Fixed Assets
Mining Properties	1,513,000	-

Total Fixed Assets	1,513,000	-

Total Assets	$1,541,990	$4,010

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$116	$60
Loan Payable - Related Party	37,325	31,325
Accrued Interest	7,819	-
Note Payable	150,000	-
Property Payments Due	1,500,000	-

Total Current Liabilities	1,695,260	31,385

Total Liabilities	1,695,260	31,385

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 750,000,000 shares
authorized; 71,666,667 shares and 58,000,000 shares issued and
outstanding as of June 30, 2013 and December 31, 2012 respectively)	71,667	58,000
Additional paid-in capital	120,333	16,000
Deficit accumulated during exploration stage	(345,270)	(101,375)

	(153,270)	(27,375)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$1,541,990	$4,010

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.

(An Exploration Stage Company)

Statements of Operations

			December 15, 2006
			(inception)
	Year Ended	Year Ended	through
	December 31	December 31	December 31
	2013	2012	2013

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Mineral Property Expenditures	10,711	-	27,039
Administrative Expenses	207,348	20,669	245,867
Professional Fees	18,017	9,463	64,545

Net Operating Loss	236,076	30,132	337,451

Other Expenses
Interest Expense	7,819		7,819

Net Loss	$(243,895)	$(30,132)	$(345,270)

Basic earnings (loss) per share	$(0.00)	$0.01

Weighted average number of
common shares outstanding	71,666,667	5,800,000

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

			December 15, 2006
	Twelve Months	Twelve Months	(inception)
	Ended	Ended	through
	Dec 31,	Dec 31,	December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(243,895)	$(30,132)	$(345,270)
Changes in operating assets and liabilities:
(Increase) decrease in Deposit	2,728	463	(1,209)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	7,875	(1,600)	7,935

Net cash provided by (used in) operating activities	(233,292)	(31,269)	(338,544)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Note Payable	150,000	-	150,000
Loan Payable - Related Party	6,000	31,325	37,325
Issuance of common stock	105,000	-	179,000

Net cash provided by (used in) financing activities	261,000	31,325	366,325

Net increase (decrease) in cash	27,708	56	27,781

Cash at beginning of period	73	17	-

Cash at end of period	$27,781	$73	$27,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH TRANSACTIONS
Increase (Decrease) in Property Payments Due	1,500,000		1,500,000
Acquisition of Mining Properties	(1,513,000)		(1,513,000)
Issuance of Common Stock	13,000		13,000

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From December 15, 2006 (Inception) through December 31, 2013

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-In	Exploration
	Stock	Amount	Capital	Stage	Total
BALANCE, DECEMBER 15, 2006	-	-	-	-

Stock issued for cash on December 15, 2006
@ $0.005 per share	2,000,000	2,000	8,000		10,000

Net loss, December 31 2006				(590)	(590)

BALANCE, DECEMBER 31, 2006	2,000,000	2,000	8,000	(590)	9,410

Stock issued for cash on February 23, 2007
@ $0.005 per share	800,000	800	3,200		4,000

Stock issued for cash on April 5, 2007
@ $0.02 per share	3,000,000	3,000	57,000		60,000

Net loss, December 31, 2007				(19,635)	(19,635)

BALANCE, DECEMBER 31, 2007	5,800,000	5,800	68,200	(20,225)	53,775

Net Loss, December 31, 2008				(18,350)	(18,350)

BALANCE, DECEMBER 31, 2008	5,800,000	5,800	68,200	(38,575)	35,425

Net loss, December 31, 2009				(10,025)	(10,025)

BALANCE, DECEMBER 31, 2009	5,800,000	5,800	68,200	(48,600)	25,400

Net loss, December 31, 2010				(11,373)	(11,373)

BALANCE, DECEMBER 31, 2010	5,800,000	5,800	68,200	(59,973)	14,027

Net loss, December 31, 2011				(11,270)	(11,270)

BALANCE, DECEMBER 31, 2011	5,800,000	5,800	68,200	(71,243)	2,757

Net loss December 31, 2012				(30,132)	(30,132)

BALANCE, DECEMBER 31, 2012	5,800,000	5,800	68,200	(101,375)	(27,375)

10 for 1 Forward Split on February 27, 2013	52,200,000	52,200	(52,200)		-

Stock issued on February 27, 2013
@ $0.001 per share	3,000,000	3,000			3,000
Stock issued on March 4, 2013
@ $0.001 per share	10,000,000	10,000			10,000
Stock issued on October 18, 2013
@ $0.16 per share	500,000	500	79,500		80,000
Stock issued on November 25, 2013
@ $0.15 per share	166,667	167	24,833		25,000
Net loss December 31, 2013				(243,895)	(243,895)

BALANCE, DECEMBER 31, 2013	71,666,667	71,667	120,333	(345,270)	(153,270)

See Accompanying Notes and Accountant's Report

WESTERN GRAPHITE INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2013

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

NOTE 2.  GOING CONCERN

As of December 31, 2013 Western Graphite has no generated revenues and has accumulated losses since inception.  The continuation of Western Graphite as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Western Graphite’s ability to continue as a going concern.

NOTE 3. NOTE PAYABLE RELATED PARTY

As of December 31, 2013 $37,325 is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms.

NOTE 4. NOTES PAYABLE

Note payable as of  December 31 2013 is:

Unsecured promissory note payable, dated May 10 2013 bearing interest at 10% per annum.  $50,000.   Interest expense incurred under this debt obligation amounted to $2,538 and $0 for the twelve months ended December 31, 2013 and 2012 respectively.  Accrued interest was $2,538 and $0 as of December 31, 2013 and 2012 respectively.

Unsecured promissory note payable, for $100,000 dated July 18, 2013 bearing interest at 10% per annum.  Interest expense incurred under this debt obligation amounted to $4,582 and $0 for the twelve months ended December 31, 2013 and 2012 respectively.  Accrued interest was $4,582 and $0 as of December 31, 2013 and 2012 respectively.

Total accrued interest was $7,819 and $0 as of December 31, 2013 and 2012 respectively.

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

On November 25 2013, the company issued a total of 166,667 shares of common stock to Noram Ventures Inc. as partial payment towards the Western Graphite/Noram Ventures potential Joint Venture agreement.

As of December 31 2013 the Company had 71,666,667 shares of common stock issued and outstanding.

NOTE 7.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2013: Common Stock, $0.001 par value: shares issued and outstanding: 750,000,000.

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

Results of Operations

We are still in our exploration stage and have generated no revenues to date.  Our net loss from inception (December 15, 2006) through September 30, 2013 was $179,909.76

We incurred operating expenses of $36,670.07 for the three months ended September 30, 2013.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Operating expenses for the same period ending September 30, 2012 were $2,096.

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

On November 25 2013, the company issued a total of 166,667 shares of common stock to Noram Ventures Inc. as partial payment towards the Western Graphite/Noram Ventures Joint Venture Agreement.

In October 2013, Western Graphite entered into a funding arrangement with Erik Williams of IBK Capital Corp. in Toronto Ontario.  Western Graphite also entered into an agreement with a New York firm that is working closely with Western Graphite on funding and building Western Graphite.

The following table provides selected financial data about our company for the quarter ended September 30, 2013.

Balance Sheet Data:	12/31.2013
Cash	$27,781
Total assets	$1,541,990
Total liabilities	$1,695,260
Shareholders' equity	$4,010

Liquidity and Capital Resources

Our cash in the bank at Dec 31 2013 was $27,781 with $1,695,260 in outstanding liabilities.  Management does not believe our current cash is sufficient to fund our operations over the next twelve months.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Toronto, province of Ontario on March 14, 2014.

Western Graphite Inc.

/s/ Lauren Notar

By: Lauren Notar

(Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.

/s/ Lauren Notar	March 14, 2014
Lauren Notar, President, Secretary, Treasurer & Director	Date
(Principal Executive Officer Principal Financial Officer & Principal Accounting Officer)

/s/ Harry Bygdnes	March 14, 2014
Harry Bygdnes, Director	Date