Form 10-Q/A
period 2013-03-31
Western Graphite Inc.
filed 2014-12-26
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-54665

WESTERN GRAPHITE INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Formation or Organization)	1000 (Primary Standard Industrial Classification Number)	EIN 20-8055672 (IRS Employer Identification Number)

1045 East Washington Street, Monticello, FL 32344

850-270-2808

(Address and telephone number of principal executive offices)

Prepared By:

Sunny J. Barkats, Esq.

JS Barkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  71,000,000 shares as of May 14, 2013.

Explanatory Note

The purpose of this Amendment No. 2 to Western Graphite Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 is to amend the financial statements and the Management’s Discussion and Analysis.

We are filing this Amendment No.2 to reflect the restatement of our unaudited condensed financial statements contained herein. On October 17, 2014, management concluded that, because of an error identified in the Company’s previously issued financial statements for the quarter ended March 31, 2013, the Company should restate its previously issued financial statements for the relevant periods. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods or any earnings releases or other communications relating to these periods.

Please see Note 2 – Restatement contained in the Notes to Unaudited Condensed Financial Statements appearing later in this Form 10-Q/A Amendment No.2 which further describes the effect of these restatements.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Company’s original Form 10-Q is being amended by this Form 10-Q/A.

WESTERN GRAPHITE INC.

FORM 10-Q/A

MARCH 31, 2013

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$4,956	$73
Prepaid expenses	502	3,937
Investments, net	-	-
Total Current Assets	5,458	4,010

Property and equipment, net	-	-

TOTAL ASSETS	$5,458	$4,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,618	$60
Loan payable - related party	37,325	31,325
Total Current Liabilities	44,943	31,385

TOTAL LIABILITIES	44,943	31,385

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 and 75,000,000 shares authorized, respectively, 71,000,000 and 58,000,000 shares issued and outstanding, respectively	71,000	58,000
Additional paid-in capital	6,503,000	16,000
Accumulated deficit	(6,613,485)	(101,375)
TOTAL STOCKHOLDERS' DEFICIENCY	(39,485)	(27,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,458	$4,010

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)
REVENUES
Revenues	$-	$-
TOTAL REVENUES	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	6,500,000	-
General and administrative expenses	12,110	19,579
TOTAL OEPRATING EXPENSES	6,512,110	19,579

LOSS FROM OPERATIONS	(6,512,110)	(19,579)

NET LOSS	$(6,512,110)	$(19,579)

Basic and diluted loss per share	$(0.11)	$(0.00)

Weighted average number of common shares outstanding	61,611,111	58,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,512,110)	$(19,579)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment on investment	1,500,000	-
Impairment on asset purchase	5,000,000	-
Changes in operating assets and liabilities:
Deposits	3,435	-
Accounts payable and accrued liabilities	7,558	4,135

NET CASH USED IN OPERATING ACTIVITIES	(1,117)	(15,444)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable, related party	6,000	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	20,000
Net increase in cash	4,883	4,556

Cash, beginning of year	73	17

Cash, end of year	$4,956	$4,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$1,500,000	$-
Common stock issued for asset purchase	$5,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2013 and 2012

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

NOTE 2. RESTATEMENT

The Company has restated herein its unaudited condensed financial statements as of March 31, 2013 and for the quarter ended March 31, 2013. The Company is no longer pursuing the acquisition of the mines stated in Note 5, therefore management has determined that the investments in the mining properties have been impaired due to inability of the Company to reliably determine the fair market value of the investments in the mining properties. The Company has reviewed all accounting transactions for the quarter, to determine the effects of these impairments on the financial statements. As a result of reviewing all accounting transactions for the quarter ended March 31, 2013, the Company has determined that property payments due and additional paid in capital needed to be restated as well due to findings in the documentation for all transactions reviewed related to the accounting for the investments in mining properties.

The following represents the changes to the restated unaudited condensed financial statements as of and for the three months ended March 31, 2013:

Unaudited Condensed Balance Sheets

	Restated	As previously reported
	March 31, 2013	March 31, 2013	Differences
ASSETS
Current Assets
Cash	$4,956	$4,956	$-
Deposit	502	502	-
Total Current Assets	5,458	5,458	-

Fixed Assets
Mining properties	-	1,513,000	(1,513,000)
Total Assets	$5,458	$1,518,458	$(1,513,000)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$7,618	$7,618	$-
Loan payable - related party	37,325	37,325	-
Property payments due	-	1,500,000	(1,500,000)
Total Current Liabilities	44,943	1,544,943	(1,500,000)

Total Liabilities	44,943	1,544,943	(1,500,000)

Stockholders' Deficiency
Common stock, $0.001 par value; 750,000,000 shares authorized, 71,000,000 shares issued and outstanding	71,000	71,000	-
Additional paid-in capital	6,503,000	16,000	6,487,000
Accumulated deficit	(6,613,485)	(113,485)	(6,500,000)
Total Stockholders' Deficiency	(39,485)	(26,485)	(13,000)

Total Liabilities and Stockholders' Deficiency	$5,458	$1,518,458	$(1,513,000)

The accompanying notes are an integral part of these unaudited condensed financial statements

Unaudited Condensed Statements of Operations

	For the Three Months Ended
	Restated	As previously reported
	March 31, 2013	March 31, 2013	Differences

Revenues
Revenues	$-	$-	$-
Total Revenues	-	-	-

Operating Expenses
Impairment of investments and mining properties	6,500,000	-	6,500,000
General and administrative expenses	12,110	12,110	-
Total Operating Expenses	6,512,110	12,110	6,500,000

Loss from Operations	(6,512,110)	(12,110)	(6,500,000)

Net Loss	$(6,512,110)	$(12,110)	$(6,500,000)

Basic and Diluted Loss per Share	$(0.11)	$(0.00)

Weighted average number of common shares outstanding	61,611,111	62,211,111

The accompanying notes are an integral part of these unaudited condensed financial statements

Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended
	Restated	As previously reported
	March 31, 2013	March 31, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(6,512,110)	$(12,110)	$(6,500,000)
Adjustments to reconcile net loss to net cash used in operations
Impairment on investment	1,500,000	-	1,500,000
Impairment on asset purchase	5,000,000	-	5,000,000
Changes in operating assets and liabilities:
(Increase) decrease in deposit	3,435	3,434	1
Increase (decrease) in accounts payable and accrued liabilities	7,558	7,559	(1)
Increase (decrease) in property payments due	-	1,500,000	(1,500,000)
Net Cash (Used In) Provided By Operating Activities	(1,117)	1,498,883	(1,500,000)

Cash Flows From Investing Activities:
Acquisition of mining properties	-	(1,513,000)	1,513,000
Net Cash Used In Investing Activities	-	(1,513,000)	1,513,000

Cash Flows From Financing Activities:
Loan payable - related party	6,000	6,000	-
Issuance of common stock	-	13,000	(13,000)
Net Cash Provided by Financing Activities	6,000	19,000	(13,000)

Net Increase in Cash	4,883	4,883	-
Cash at Beginning of Period	73	73	-

Cash at End of Period	$4,956	$4,956	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for investment	$1,500,000	$-	$1,500,000
Common stock issued for asset purchase	$5,000,000	$-	$5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s policy is to maintain its books and prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Company’s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of March 31, 2013 and December 31, 2012, the Company did not have bank balances that exceeded the FDIC insured limits.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2013 and 2012

EARNINGS PER SHARE

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the three months ended March 31, 2013 and 2012, the Company had no potentially dilutive commitments to issue common stock.

LONG-LIVED ASSETS

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of March 31, 2013, total asset impairment was $5,000,000.

FAIR VALUE MEASUREMENT

The carrying amounts reported in the Company’s financial statements for prepaid expenses, accounts payable and accrued expenses, and loans payable approximate their fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported in the balance sheet for its notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current three months ending March 31, 2013. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2013 and 2012

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,512,110 and $19,579 during the three months ended March 31, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of March 31, 2013 and December 31, 2012, the Company had working capital deficits of $39,485 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  INVESTMENT IN MINING PROPERTIES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares known as the Amorf Graphite property located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province, Turkey.  The Company acquired the rights to the property pursuant to an agreement with Dr. Ahment Unsai in exchange for 3,000,000 shares, of the Company’s common stock valued at $0.50 per shares for a total of $1,500,000, along with two future payments totaling $1,500,000. As of February 27, 2013, the Company does not have control of the property and therefore has accounted for the acquisition as an investment. The Company no longer is pursuing the purchase of the Amorf Graphite property, and thus the remaining terms of the deal have nullified. The Company has determined that the fair market value of the Amorf Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $1,500,000 and corresponding impairment expense on the rights to the property.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2013 and 2012

On March 4, 2013, the Company entered into an agreement with Seyit Kucuk for the acquisition of five claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property.

NOTE 6. LOAN PAYABLE – RELATED PARTY

As of March 31, 2013, $37,325 is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2013 and December 31, 2012: Common Stock, $0.001 par value: shares issued and outstanding of 71,000,000 and 58,000,000, respectively.

Transactions, other than employee’s stock issuance, are in accordance with ASC 505.  These issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employee’s stock issuance are in accordance with ASC 718.  These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On February 27, 2013 the Company effected a 10 for 1 forward split of its issued and outstanding share capital such that everyone’s share of common stock issued and outstanding prior to the split was exchanged for ten post-split shares of common stock.  The number of shares referred to in these financial statements reflect a post-split number of shares. The Company’s post-split authorized capital has increased to 750,000,000 shares of common stock with a par value of $0.001 per share.  All share amounts have been retroactively adjusted for all periods presented.

On March 6, 2013 the Company issued a total of 3,000,000 shares of common stock to one individual for consideration for the rights to purchase the Amorf Graphite property, valued at $0.50 per share for a total of $1,500,000.

On March 6, 2013 the Company issued a total of 10,000,000 shares of common stock to one individual for the acquisition of the Pure Flake property, valued at $0.50 per share for a total of $5,000,000.

NOTE 8. SUBSEQUENT EVENTS

Effective July 8, 2013 Seyit Kucuk resigned as President, Chief Executive Officer and Director of the Company. Mr. Kucuk’s resignation was not the result of any disagreements with our Company regarding our operations, policies, practices or otherwise.

Concurrently, with the resignation of Seyit Kucuk, the Company appointed Lauren Notar as President and Chief Executive Officer. Ms. Notar also acts as Treasurer, Chief Financial Officer, Secretary and Director of the Company. The Company also appointed Harry Bygdnes as a Director of the Company to fill the ensuing vacancy, effective July 1, 2013.

July 30, 2013, the Company’s Board of Directors approved the adoption of the 2013 Stock Option Plan, which permits the Company to issue up to 10,665,000 shares of common stock to directors, officers, employees and consultants upon the exercise of stock options granted under the 2013 Stock Option Plan.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either 0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder.

On August 15, 2014, the Company issued 62,000,000 shares of common stock, valued at $0.0002 per share totaling $10,000 to a related party, for cash.

In addition, in a private sale, on July 29, 2014, Lauren Notar, former Chief Executive Officer, sold to the Guelph Partners, LLC 10,000,000 shares of common stock out of her personal ownership which, when combined with the Stock Purchase Agreement of August 20, 2014, grants the Purchaser an aggregate of seventy two million (72,000,000) shares, representing fifty four percent (54%) of the issued and outstanding shares of the Company, on a fully-diluted basis.

On August 26, 2014, the Chairman and Chief Executive Officer (“CEO”) of the Company, Lauren Notar, resigned and David Wimberly became the new Chairman and CEO of the Company.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder.

On September 18, 2014, the Company issued 4,500,000 shares of common stock, valued at $0.0044 per share totaling $19,800 to an unrelated third party for legal services rendered.

On November 13, 2014, the Company issued to 2,430,000 shares of common stock to a related party for consulting services regarding the finances and management of the Company’s business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

Forward Looking Statements

This annual report on Form 10-Q/A and other reports filed by Western Graphite Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended March 31, 2013.

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

Results of Operations for the Three Months Ended March 31, 2013

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties were $6,500,000 for the three months ended March 31, 2013, an increase of $6,500,000 from $0 for the three months ended March 31, 2012. The increase is primarily due to a $6,500,000 impairment of assets in 2013 related to the mining properties.

Selling, general and administrative expenses were $12,110 for the three months ended March 31, 2013, a decrease of $7,469 or approximately 38%, from $19,579 for the three months ended March 31, 2012. The decrease is primarily due to a $7,469 decrease in general administrative expenses during 2013.

Net Loss:

As a result of the above factors, we recognized net loss of $6,512,110 for the three months ended March 31, 2013, as compared to a net loss of $19,579 for the three months ended March 31, 2012, an increase of $6,492,531 or approximately 33161%.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a stockholders’ deficit of $39,485. For the three months ended March 31, 2013 and 2012, the Company had a net loss of $6,512,110 and $19,579, respectively. At March 31, 2013, the Company had working capital deficit of $39,485 compared to $27,375 at December 31, 2012.

Net cash used in operating activities was $1,117 for the three months ended March 31, 2013 as compared to $15,444 for the three months ended March 31, 2012. The decrease of $14,327 was primarily due to a decrease in administrative expenses.

Net cash used in investing activities was $0 for the three months ended March 31, 2013 and 2012.

Net cash provided by financing activities amounted to $6,000 for the three months ended March 31, 2013, compared to $20,000 for the three months ended March 31, 2012 representing a decrease of $14,000.  This was due to proceeds from a note payable in 2012 for $20,000 as compared to $6,000 proceeds in 2013.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,512,110 and $19,579 during the three months ended March 31 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of March 31, 2013 and December 31, 2012, the Company had working capital deficits of $39,485 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed results of operations, financial position or liquidity for the periods presented in this report. Please refer Note 3 Summary of Significant accounting Policies in the notes to unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

31	Sec. 302 Certification of Principal Executive Officer/Principal Financial Officer
32	Sec. 906 Certification of Principal Executive Officer/Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Graphite Inc.

Dated: December 24, 2014	By: /s/David Wimberly
David Wimberly, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer & Principal Accounting Officer)

