Form 10-Q/A
period 2013-06-30
Western Graphite Inc.
filed 2014-12-26
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Prepared By:

Sunny J. Barkats, Esq.

JS Barkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  71,100,000 shares as of August 9, 2013.

Explanatory Note

The purpose of this Amendment No. 1 to Western Graphite Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 is to amend the financial statements and the Management’s Discussion and Analysis.

We are filing this Amendment No.1 to reflect the restatement of our unaudited condensed financial statements contained herein. On October 17, 2014, management concluded that, because of an error identified in the Company’s previously issued financial statements for the quarter ended June 30, 2013, the Company should restate its previously issued financial statements for the relevant periods. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods or any earnings releases or other communications relating to these periods.

Please see Note 2 – Restatement contained in the Notes to Unaudited Condensed Financial Statements appearing later in this Form 10-Q/A Amendment No. 1 which further describes the effect of these restatements.

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

WESTERN GRAPHITE INC.

FORM 10-Q/A

JUNE 30, 2013

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$20,293	$73
Prepaid expenses	1,293	3,937
Investments, net	-	-
Total Current Assets	21,586	4,010

Property and equipment, net	-	-

TOTAL ASSETS	$21,586	$4,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,952	$60
Loan payable, related party	37,325	31,325
Accrued interest	699	-
Notes payable	50,000	-
Total Current Liabilities	90,976	31,385

TOTAL LIABILITIES	90,976	31,385

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 and 75,000,000 shares authorized, respectively, 71,000,000 and 58,000,000 shares issued and outstanding, respectively	71,000	58,000
Additional paid-in capital	6,503,000	16,000
Accumulated deficit	(6,643,390)	(101,375)
TOTAL STOCKHOLDERS' DEFICIENCY	(69,390)	(27,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$21,586	$4,010

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
REVENUES
Revenues	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	-	-	6,500,000	-
General and administrative expenses	29,206	3,070	41,316	22,649
TOTAL OEPRATING EXPENSES	29,206	3,070	6,541,316	22,649

LOSS FROM OPERATIONS	(29,206)	(3,070)	(6,541,316)	(22,649)

OTHER EXPENSE
Interest expense	(699)	-	(699)	-
TOTAL OTHER EXPENSE	(699)	-	(699)	-

NET LOSS	$(29,905)	$(3,070)	$(6,542,015)	$(22,649)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.10)	$(0.00)

Weighted average number of common shares outstanding	71,000,000	58,000,000	66,331,492	58,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,542,015)	$(22,649)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment on investment	1,500,000	-
Impairment on asset purchase	5,000,000	-
Changes in operating assets and liabilities:
Deposits	2,644	-
Accrued interest	699	-
Accounts payable and accrued liabilities	2,892	(1,660)

NET CASH USED IN OPERATING ACTIVITIES	(35,780)	(24,309)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	50,000	-
Proceeds from loans payable, related party	6,000	28,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,000	28,000

Net increase in cash	20,220	3,691

Cash, beginning of year	73	17

Cash, end of year	$20,293	$3,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$1,500,000	$-
Common stock issued for asset purchase	$5,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

NOTE 2. RESTATEMENT

The Company has restated herein its unaudited condensed financial statements as of June 30, 2013 and for the six months ended June 30, 2013. The Company is no longer pursuing the acquisition of the mines stated in Note 5, therefore management has determined that the investments in the mining properties have been impaired due to inability of the Company to reliably determine the fair market value of the investments in the mining properties. The Company has reviewed all accounting transactions for the period, to determine the effects of these impairments on the financial statements. As a result of reviewing all accounting transactions for the period, the Company has determined that deposits, accrued interest, property payments due and additional paid in capital needed to be restated as well due to findings in the documentation for all transactions reviewed related to the accounting for the investments in mining properties.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

The following represents the changes to the restated financial statements as of and for the three and six months ended June 30, 2013:

Unaudited Condensed Balance Sheets

	Restated	As previously reported
	June 30, 2013	June 30, 2013	Differences
ASSETS
Current Assets
Cash	$20,293	$20,293	$-
Deposit	1,293	1,483	(190)
Total Current Assets	21,586	21,776	(190)

Fixed Assets
Mining properties	-	1,513,000	(1,513,000)
Total Assets	$21,586	$1,534,776	$(1,513,190)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,952	$2,952	$-
Loan payable - related party	37,325	37,325	-
Accrued interest	699	739	(40)
Note payable	50,000	50,000	-
Property payments due	-	1,500,000	(1,500,000)
Total Current Liabilities	90,976	1,591,016	(1,500,040)

Total Liabilities	90,976	1,591,016	(1,500,040)

Stockholders' Deficiency
Common stock, $0.001 par value; 750,000,000 shares authorized, 71,000,000 shares issued and outstanding	71,000	71,000	-
Additional paid-in capital	6,503,000	16,000	6,487,000
Accumulated deficit	(6,643,390)	(143,240)	(6,500,150)
Total Stockholders' Deficiency	(69,390)	(56,240)	(13,150)

Total Liabilities and Stockholders' Deficiency	$21,586	$1,534,776	$(1,513,190)

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

Unaudited Condensed Statements of Operations

	For the Three Months Ended			For the Six Months Ended
	Restated	As previously reported		Restated	As previously reported
	June 30, 2013	June 30, 2013	Differences	June 30, 2013	June 30, 2013	Differences

Revenues
Revenues	$-	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-	-

Operating Expenses
Mineral property expenditures	-	12,277	(12,277)	-	12,277	(12,277)
Impairment of investments and mining properties	-	-	-	6,500,000	-	6,500,000
General and administrative expenses	29,206	16,738	12,468	41,316	28,849	12,467
Total Operating Expenses	29,206	29,015	191	6,541,316	41,126	6,500,190

Loss from Operations	(29,206)	(29,015)	(191)	(6,541,316)	(41,126)	(6,500,190)

Other Expense
Interest expense	(699)	(739)	40	(699)	(739)	40
Total Other Expense	(699)	(739)	40	(699)	(739)	40

Net Loss	$(29,905)	$(29,754)	$(151)	$(6,542,015)	$(41,865)	$(6,500,150)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)		$(0.10)	$(0.00)

Weighted average number of common shares outstanding	71,000,000	71,000,000		66,331,492	66,629,834

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

Unaudited Condensed Statements of Cash Flows

	Restated	As previously reported
	June 30, 2013	June 30, 2013	Differences
Cash Flows From Operating Activities:
Net Loss	$(6,542,015)	$(41,865)	$(6,500,150)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	-	-
Stock based compensation	-	-	-
Impairment on investment	1,500,000	-	1,500,000
Impairment on asset purchase	5,000,000	-	5,000,000
Changes in operating assets and liabilities:
(Increase) decrease in deposit	2,644	2,454	190
Increase (decrease) in accrued interest	699	-	699
Increase (decrease) in accounts payable and accrued liabilities	2,892	3,631	(739)
Increase (decrease) in property payments due	-	1,500,000	(1,500,000)
Net Cash (Used In) Provided By Operating Activities	(35,780)	1,464,220	(1,500,000)

Cash Flows From Investing Activities:
Acquisition of mining properties	-	(1,513,000)	1,513,000
Net Cash Used In Investing Activities	-	(1,513,000)	1,513,000

Cash Flows From Financing Activities:
Proceeds from notes payable	50,000	50,000	-
Loan payable - related party	6,000	6,000	-
Issuance of common stock	-	13,000	(13,000)
Net Cash Provided by Financing Activities	56,000	69,000	(13,000)

Net Increase in Cash	20,220	20,220	-
Cash at Beginning of Period	73	73	-

Cash at End of Period	$20,293	$20,293	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for investment	$1,500,000	$-	$1,500,000
Common stock issued for asset purchase	$5,000,000	$-	$5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of June 30, 2013 and December 31, 2012, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the six months ended June 30, 2013 and 2012, the Company had no potentially dilutive commitments to issue common stock.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

LONG-LIVED ASSETS

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of June 30, 2013, total asset impairment was $5,000,000.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the current six months ending June 30, 2013. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

NOTE 4.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,542,015 and $22,649 during the six months ended June 30, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of June 30, 2013 and December 31, 2012, the Company had working capital deficits of $69,390 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 7. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum. Accrued interest was $699 as of June 30, 2013.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2013 and December 31, 2012: Common Stock, $0.001 par value: shares issued and outstanding of 71,000,000 and 58,000,000, respectively.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2013 and 2012

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

On March 6, 2013 the Company issued a total of 10,000,000 shares of common stock to one individual for the acquisition of the Pure Flake property, valued at $0.50 per share for a total of $5,000

NOTE 9. SUBSEQUENT EVENTS

Effective July 8, 2013 Seyit Kucuk resigned as President, Chief Executive Officer and Director of the Company. Mr. Kucuk’s resignation was not the result of any disagreements with our Company regarding our operations, policies, practices or otherwise.

Concurrently with the resignation of Seyit Kucuk, the Company appointed Lauren Notar as President and Chief Executive Officer. Ms. Notar also acts as Treasurer, Chief Financial Officer, Secretary and Director of the Company. The Company also appointed Harry Bygdnes as a Director of the Company to fill the ensuing vacancy, effective July 1, 2013.

On July 30, 2013, the Company’s Board of Directors approved the adoption of the 2013 Stock Option Plan, which permits the Company to issue up to 10,665,000 shares of common stock to directors, officers, employees and consultants upon the exercise of stock options granted under the 2013 Stock Option Plan.

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

On November 13, 2014, the Company issued 2,430,000 shares of common stock to a related party for consulting services regarding the financing and management of the Company’s business.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended June 30, 2013.

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

Results of Operations for the Three Months Ended June 30, 2013

Revenue:

We have generated no revenues to date.

Operating Expenses:

General and administrative expenses were $29,206 for the three months ended June 30, 2013, an increase of $26,136 or approximately 851%, from $3,070 for the three months ended June 30, 2012. The increase is primarily due to a $12,277 increase in geology service expenses and an increase of $8,750 in office compensation.

Other Expenses:

Other expenses were $699 for the three months ended June 30, 2013, an increase of $699 from $0 for the three months ended June 30, 2012. The increase is primarily due to $699 of interest accrued on notes payable.

Net Loss:

As a result of the above factors, we recognized net loss of $29,905 for the three months ended June 30, 2013, as compared to a net loss of $3,070 for the three months ended June 30, 2012, an increase of $26,835 or approximately 874%.

Results of Operations for the Six Months Ended June 30, 2013

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties $6,500,000 for the six months ended June 30, 2013, an increase of $6,500,000 from $0 for the six months ended June 30, 2012. The increase is primarily due to a $6,500,000 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $41,316 for the six months ended June 30, 2013, an increase of $18,667 or approximately 82%, from $22,649 for the six months ended June 30, 2012. The increase is primarily due to a $12,277 increase in geology service fees during 2013.

Other Expenses:

Other expenses were $699 for the six months ended June 30, 2013, an increase of $699 from $0 for the six months ended June 30, 2012. The increase is primarily due to $699 of interest accrued on notes payable.

Net Loss:

As a result of the above factors, we recognized net loss of $6,542,015 for the six months ended June 30, 2013, as compared to a net loss of $22,649 for the six months ended June 30, 2012, an increase of $6,519,366 or approximately 28784%.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a stockholders’ deficit of $69,390. For the six months ended June 30, 2013 and 2012, the Company had a net loss of $6,542,015 and $22,649, respectively. At June 30, 2013, the Company had working capital deficit of $69,390 compared to $27,375 at December 31, 2012.

Net cash used in operating activities was $35,780 for the six months ended June 30, 2013 as compared to $24,309 for the six months ended June 30, 2012. The increase of $11,471 was primarily due to an increase in administrative expenses.

Net cash used in investing activities was $0 for the six months ended June 30, 2013 and 2012.

Net cash provided by financing activities amounted to $56,000 for the six months ended June 30, 2013, compared to $28,000 for the six months ended June 30, 2012 representing an increase of $28,000.  This was due to proceeds from notes payable in the amount of $50,000, and proceeds from a related party loan of $6,000.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,542,015 and $22,649 during the six months ended June 30, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of June 30, 2013 and December 31, 2012 the Company had working capital deficits of $69,390 and $27,375 respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However management cannot provide and assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operation. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting polices used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

31	Sec. 302 Certification of Principal Executive Officer /Principal Financial Officer
32	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Graphite Inc.

Dated: December 24, 2014	By: /s/David Wimberly
David Wimberly, Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

