Form 10-Q/A
period 2013-09-30
Western Graphite Inc.
filed 2014-12-26
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-54665

WESTERN GRAPHITE INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Formation or Organization)	1000 (Primary Standard Industrial Classification Number)	20-8055672 (IRS Employer Identification Number)

1045 East Washington Street

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes☐  No☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  71,500,000 shares as of September, 2013.

Explanatory Note

The purpose of this Amendment No. 1 to Western Graphite Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are filing Amendment No.1 to reflect the restatement of our unaudited condensed financial statements contained herein. On October 17, 2014, management concluded that, because of an error identified in the Company’s previously issued financial statement for the quarter ended September 30, 2013, the Company should restate its previously issued financial statement for the relevant periods. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods or any earnings release or other communications relating to these periods.

Please see Note 2 – Restatement contained in the Notes to Unaudited Condensed Financial Statement appearing later in this Form 10-Q/A Amendment No.1 which further describes the effect of these of these restatements.

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

WESTERN GRAPHITE INC.

FORM 10-Q/A

SEPTEMBER 30, 2013

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$82,304	$73
Prepaid expenses	471	3,937
Investments, net	986	-
Total Current Assets	83,761	4,010

Property and equipment, net	-	-

TOTAL ASSETS	$83,761	$4,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$180	$60
Loan payable, related party	37,325	31,325
Accrued interest	4,014	-
Notes payable	150,000	-
Total Current Liabilities	191,519	31,385

LONG TERM LIABILITIES
Notes payable - related party	15,000	-
TOTAL LIABILITIES	206,519	31,385

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 750,000,000 and 75,000,000 shares authorized, respectively, 71,500,000 and 58,000,000 shares issued and outstanding, respectively	71,500	58,000
Additional paid-in capital	6,792,500	16,000
Accumulated deficit	(6,986,758)	(101,375)
TOTAL STOCKHOLDERS' DEFICIENCY	(122,758)	(27,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$83,761	$4,010

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
REVENUES
Revenues	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	14,014	-	6,514,014	-
General and administrative expenses	326,039	2,960	367,355	25,609
TOTAL OPERATING EXPENSES	340,053	2,960	6,881,369	25,609

LOSS FROM OPERATIONS	(340,053)	(2,960)	(6,881,369)	(25,609)

OTHER EXPENSE
Interest expense	(3,315)	-	(4,014)	-
TOTAL OTHER EXPENSE	(3,315)	-	(4,014)	-

NET LOSS	$(343,368)	$(2,960)	$(6,885,383)	$(25,609)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.10)	$(0.00)

Weighted average number of common shares outstanding	71,494,565	58,000,000	68,071,429	58,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,885,383)	$(25,609)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	290,000	-
Impairment on investment	1,514,014	-
Impairment on asset purchase	5,000,000	-
Changes in operating assets and liabilities:
Deposits	3,466	-
Accrued interest	4,014	-
Accounts payable and accrued liabilities	120	1,060

NET CASH USED IN OPERATING ACTIVITIES	(73,769)	(24,549)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	150,000	-
Proceeds from loans payable, related party	6,000	28,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	156,000	28,000

Net increase in cash	82,231	3,451

Cash, beginning of year	73	17

Cash, end of year	$82,304	$3,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$1,500,000	$-
Common stock issued for asset purchase	$5,000,000	$-
Promissory note issued for acquisition of mining deeds	$15,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

NOTE 2. RESTATEMENT

The Company has restated herein its unaudited financial statements as of September 30, 2013 and for the nine months ended September 30, 2013. The Company is no longer pursuing the acquisition of the mines stated in Note 5, therefore management has determined that the investments in the mining properties have been impaired due to inability of the Company to reliably determine the fair market value of the investments in the mining properties. The Company has reviewed all accounting transactions for the nine months ended September 30, 2013, to determine the effects of these impairments on the financial statements. As a result of reviewing all accounting transactions for the quarter, the Company has determined that deposits, accounts payable, note payable – related parties, property payments due and additional paid in capital needed to be restated as well due to findings in the documentation for all transactions reviewed related to the accounting for the investments in mining properties.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

The following represents the changes to the restated financial statements as of and for the three and nine months ended September 30, 2013:

Unaudited Condensed Balance Sheets

	Restated	As previously reported
	September 30, 2013	September 30, 2013	Differences
ASSETS
Current Assets
Cash	$82,304	$82,304	$-
Deposit	471	1,209	(738)
Investments, net	986	-	986
Total Current Assets	83,761	83,513	248

Fixed Assets
Mining properties	-	1,513,000	(1,513,000)
Total Assets	$83,761	$1,596,513	$(1,512,752)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$180	$116	$64
Loan payable - related party	37,325	37,325	-
Accrued interest	4,014	3,986	28
Note payable	150,000	150,000	-
Property payments due	-	1,500,000	(1,500,000)
Total Current Liabilities	191,519	1,691,427	(1,499,908)

Long Term Liabilities
Note payable - related party	15,000	-	15,000
Total Liabilities	206,519	1,691,427	(1,484,908)

Stockholders' Deficiency
Common stock, $0.001 par value; 750,000,000 shares authorized, 71,000,000 shares issued and outstanding	71,500	71,000	500
Additional paid-in capital	6,792,500	15,965	6,776,535
Accumulated deficit	(6,986,758)	(181,879)	(6,804,879)
Total Stockholders' Deficiency	(122,758)	(94,914)	(27,844)

Total Liabilities and Stockholders' Deficiency	$83,761	$1,596,513	$(1,512,752)

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

Unaudited Condensed Statements of Operations

	For the Three Months Ended			For the Nine Months Ended
	Restated	As previously reported		Restated	As previously reported
	September 30, 2013	September 30, 2013	Differences	September 30, 2013	September 30, 2013	Differences

Revenues
Revenues	$-	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-	-

Operating Expenses
Mineral property expenditures	-	-	-	-	12,277	(12,277)
Impairment of investments and mining properties	14,014	-	14,014	6,514,014	-	6,514,014
General and administrative expenses	326,039	35,392	290,647	367,355	64,241	303,114
Total Operating Expenses	340,053	35,392	304,661	6,881,369	76,518	6,804,851

Loss from Operations	(340,053)	(35,392)	(304,661)	(6,881,369)	(76,518)	(6,804,851)

Other Expense
Interest expense, net	(3,315)	(3,287)	(28)	(4,014)	(3,986)	(28)
Total Other Expense	(3,315)	(3,287)	(28)	(4,014)	(3,986)	(28)

Net Loss	$(343,368)	$(38,679)	$(304,689)	$(6,885,383)	$(80,504)	$(6,804,879)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)		$(0.10)	$(0.00)

Weighted average number of common shares outstanding	71,494,565	71,000,000		68,071,429	71,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

Unaudited Condensed Statements of Cash Flows

	Restated	As previously reported
	September 30, 2013	September 30, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(6,885,383)	$(80,504)	$(6,804,879)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	290,000	-	290,000
Impairment on investment	1,514,014	-	1,514,014
Impairment on asset purchase	5,000,000	-	5,000,000
Changes in operating assets and liabilities:
(Increase) decrease in deposit	3,466	2,728	738
Increase (decrease) in accrued interest	4,014	-	4,014
Increase (decrease) in accounts payable and accrued liabilities	120	4,042	(3,922)
Increase (decrease) in property payments due	-	1,500,000	(1,500,000)
Net Cash (Used In) Provided by Operating Activities	(73,769)	1,426,266	(1,500,035)

Cash Flows From Investing Activities:
Acquisition of mining properties	-	(1,513,000)	1,513,000
Net Cash Used In Investing Activities	-	(1,513,000)	1,513,000

Cash Flows From Financing Activities:
Proceeds from notes payable	150,000	150,000	-
Loan payable - related party	6,000	6,000	-
Issuance of common stock	-	12,965	(12,965)
Net Cash Provided by Financing Activities	156,000	168,965	(12,965)

Net Increase in Cash	82,231	82,231	-
Cash at Beginning of Period	73	73	-

Cash at End of Period	$82,304	$82,304	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for investment	$1,500,000	$-	$1,500,000
Common stock issued for asset purchase	$5,000,000	$-	$5,000,000
Promissory note issued for acquisition of mining deeds	$15,000	$-	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of September 30, 2013 and December 31, 2012, the Company did not have bank balances that exceeded the FDIC insured limits.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

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

For the nine months ended September 30, 2013 and 2012, the Company had no potentially dilutive commitments to issue common stock.

LONG-LIVED ASSETS

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of September 30, 2013, total asset impairment was $5,000,000.

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

STOCK BASED COMPENSATION

On July 30, 2013, the Company’s Board of Directors approved the adoption of the 2013 Stock Option Plan, which permits the Company to issue up to 10,665,000 shares of common stock to directors, officers, employees and consultants upon the exercise of stock options granted under the 2013 Stock Option Plan.

The Company follows ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity–based Payments to Non-Employees”.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

Through newly issued restricted common stock, we pay qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services.

For the nine months ended September 30, 2013 and 2012, the Company charged to operations stock based compensation totaling $290,000 and $0, respectively.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the current nine months ending September 30, 2013. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

NOTE 4.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,885,383 and $25,609 during the nine months ended September 30, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of September 30, 2013 and December 31, 2012, the Company had working capital deficits of $107,758 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

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

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note. The Company has determined that the fair market value of the deeds cannot be reliably determined and the only value that can be supported for these deeds is the acquisition fee price paid initially by the original owner of the deeds. The acquisition price at the time of original purchase on March 29, 2012 was $0.40 per hectare, or $986, resulting in an impairment of $14,014. The value of the mining deeds at September 30, 2013 is $986.

NOTE 6. LOAN PAYABLE – RELATED PARTY

As of September 30, 2013, $37,325 is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

NOTE 7. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

NOTE 8. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $1,959 as of September 30, 2013.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $2,055 as of September 30, 2013.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of September 30, 2013 and December 31, 2012: Common Stock, $0.001 par value: shares issued and outstanding of 71,500,000 and 58,000,000, respectively.

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

In July 2013, the Company issued a total of 500,000 shares of common stock, valued at $0.58 per share totaling $290,000, to two unrelated third parties as stock based compensation.

NOTE 10. SUBSEQUENT EVENTS

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the quarter ended September 30, 2013.

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

Results of Operations for the Three Months Ended September 30, 2013

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties $14,014 for the three months ended September 30, 2013, an increase of $14,014 from $0 for the three months ended September 30, 2012. The increase is primarily due to a $14,014 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $326,039 for the three months ended September 30, 2013, an increase of $323,079 or approximately 10915%, from $2,960 for the three months ended September 30, 2012. The increase is primarily due to a $290,000 increase in stock compensation, along with a $24,966 increase in officer compensation.

Other Expenses:

Other expenses were $3,315 for the three months ended September 30, 2013, an increase of $3,315 from $0 for the three months ended September 30, 2012. The increase is primarily due to $3,315 of interest accrued on notes payable.

Net Loss:

As a result of the above factors, we recognized net loss of $343,368 for the three months ended September 30, 2013, as compared to a net loss of $2,960 for the three months ended September 30, 2012, an increase of $340,408 or approximately 11500%.

Results of Operations for the Nine Months Ended September 30, 2013

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties $6,514,014 for the nine months ended September 30, 2013, an increase of $6,514,014 from $0 for the nine months ended September 30, 2012. The increase is primarily due to a $6,514,014 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $367,355 for the nine months ended September 30, 2013, an increase of $341,746 or approximately 1335%, from $25,609 for the nine months ended September 30, 2012. The increase is primarily due to a $290,000 increase in stock compensation, along with a $33,716 increase in officer compensation.

Other Expenses:

Other expenses were $4,014 for the nine months ended September 30, 2013, an increase of $4,014 from $0 for the nine months ended September 30, 2012. The increase is primarily due to $4,014 of interest accrued on notes payable.

Net Loss:

As a result of the above factors, we recognized net loss of $6,885,383 for the nine months ended September 30, 2013, as compared to a net loss of $25,609 for the nine months ended September 30, 2012, an increase of $6,859,774 or approximately 26787%.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a stockholders’ deficit of $122,758. For the nine months ended September 30, 2013 and 2012, the Company had a net loss of $6,885,383 and $25,609, respectively. At September 30, 2013, the Company had working capital deficit of $107,758 compared to $27,375 at December 31, 2012.

Net cash used in operating activities was $73,769 for the nine months ended September 30, 2013 as compared to $24,549 for the nine months ended September 30, 2012. The increase of $49,220 was primarily due to an increase in administrative expenses.

Net cash used in investing activities was $0 for the nine months ended September 30, 2013 and 2012.

Net cash provided by financing activities amounted to $156,000 for the nine months ended September 30, 2013, compared to $28,000 for the nine months ended September 30, 2012 representing an increase of $128,000.  This was due to proceeds from notes payable in the amount of $150,000, and proceeds from a related party loan of $6,000.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,885,383 and $25,609 during the three months ended September 30, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of September 30, 2013 and December 31, 2012, the Company had working capital deficits of $107,758 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Graphite Inc.

Dated: December 24, 2014	By: /s/David Wimberly
David Wimberly, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

