Form 10-K/A
period 2013-12-31
Western Graphite Inc.
filed 2015-01-08
CIK 1389294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________________ to ___________________________

Commission file number 000-54665

WESTERN GRAPHITE INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8055672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1045 East Washington Street, Monticello, FL 32344

(Address of principal executive offices, including zip code.)

(850) 270-2808

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Prepared By:

 Sunny J. Barkats, Esq.

JS Barkats, PLLC

18 East 41st Street, 14th Floor

New York, NY 10017

P: (646) 502-7001

F: (646) 607-5544

www.JSBarkats.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $0.61, was approximately $34,770,000.00.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  71,666,667 shares as of December 31, 2013.

Explanatory Note

The purpose of this Amendment No. 1 to Western Graphite Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 is to amend the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add Item 1. – Item 5. and Item 9. - Item 14., which were not included in the original Form 10-K.

We are filing this Amendment No. 1 to reflect the restatement of our financial statements contained herein. On October 17, 2014, management concluded that, because of an error identified in the Company's previously issued financial statements for the year ended December 31, 2013, the Company should restate its previously issued financial statements for the relevant periods. Accordingly, investors should no longer rely upon the Company's previously released financial statements and related auditors' reports for these periods or any earnings releases or other communications relating to these periods.

Please see Note 2 – Restatement contained in the Notes to Financial Statements appearing later in this Form 10-K/A Amendment No. 1 which further describes the effect of these restatements.

On October 15, 2014, we notified George Stewart, CPA (the “Former Auditor”) that it has been dismissed for no cause as our independent registered public accounting firm effective as of the date of such notice. On October 14, 2014, we engaged RBSM LLP (“New Auditor”) as our independent registered public accounting firm for our fiscal year ending December 31, 2014. The financial statements contained in this Amendment No. 1 have been audited by the New Auditor. All disclosure in this Amendment No. 1 pertaining to our auditors in Items 9 and 14 pertain to the Former Auditor and are as of the date of the filing of the original Form 10-K. See the Company’s Current Report on Form 8-K, filed on November 7, 2014, for disclosure regarding our change in auditors.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

WESTERN GRAPHITE INC.

FORM 10-K/A

DECEMBER 31, 2013

PART I

ITEM 1. Business

Western Graphite Inc., a Nevada corporation (formerly Lucky Strike Explorations Inc.), was incorporated under the laws of the State of Nevada on December 15, 2006 (“Western Graphite” or the “Company”). We were formed to engage in the acquisition, exploration and development of natural resource properties. We are in the exploration stage. Our activities to date have been limited to capital formation, organization and development of our business plan. We have performed limited exploration work and we are currently seeking new mining properties for exploration.

Recent Developments

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

Reorganization, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals where the claims are located.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements or Labor Contracts

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

Research and Development Costs During the Last Two Years

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the Acid claims in 2012. The consulting geologist was paid $8,500 for Phase 1 of the exploration program on the claims in 2012.

Employees and Employment Agreements

There are no formal employment agreements between the Company and any current employee as of December 31, 2013.

Reports to Security Holders

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-Ks annually and Form 10-Qs quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

As a smaller reporting company, the registrant is not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    Properties

As described the “Recent Developments” Section of Item 1 of this Annual Report, we have interests in the following real properties:

(1)	Five claims located in the Omineca Mining Division of the Province of British Columbia. The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty. In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock; and
(2)	Mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note.

We occupy office space at Hudson Bay Center, 2 Bloor Street East, Suite 3500, Toronto, Ontario M4W 1A8.

ITEM 3. Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been eligible for quotation on the OTC Markets Pink Sheets under the symbol “WSGP” since April 2013. Prior to that date, our common stock was traded under the symbol “LCKY” on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTC Markets. However, there was no active trading market prior to March 31, 2013. The table below lists the high and low closing prices per share of our common stock since our stock has traded under the symbol “WSGP”.

Fiscal 2013	Low	High
First Quarter	$-	$-
Second Quarter	0.38	1.76
Third Quarter	0.19	0.55
Fourth Quarter	0.09	0.19

As of December 31, 2013, we had 10 record holders of our common stock. We have paid no cash dividends and have no outstanding options.

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

Transfer Agent

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona, as transfer agent for the year ended December 31, 2013.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This annual report on Form 10-K/A and other reports filed by Western Graphite Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2013.

Company Overview

Western Graphite Inc., a Nevada corporation (formerly Lucky Strike Explorations Inc.), was incorporated under the laws of the State of Nevada on December 15, 2006 (“Western Graphite” or the “Company”). We were formed to engage in the acquisition, exploration and development of natural resource properties. We are in the exploration stage. Our activities to date have been limited to capital formation, organization and development of our business plan. We have performed limited exploration work and we are currently seeking new mining properties for exploration.

Recent Developments

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

Results of Operations

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties $6,546,809 for the year ended December 31, 2013, an increase of $6,546,809 from $0 for the year ended December 31, 2012. The increase is primarily due to a $6,539,014 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $431,636 for the year ended December 31, 2013, an increase of $401,504 or approximately 1332%, from $30,132 for the year ended December 31, 2012. The increase is primarily due to a $290,000 increase in stock based compensation, along with a $65,983 increase in officer compensation.

Other Expenses:

Other expenses were $7,795 for the year ended December 31, 2013, an increase of $7,795 from $0 for the year ended December 31, 2012. The increase is primarily due to $7,795 of interest accrued on notes payable.

Net Loss:

As a result of the above factors, we recognized net loss of $6,978,445 for year ended December 31, 2013, as compared to a net loss of $30,132 for the year ended December 31, 2012, an increase of $6,948,313 or approximately 23060%.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a stockholders’ deficit of $190,820. For the year ended December 31, 2013 and 2012, the Company had a net loss of $6,978,445 and $30,132, respectively. At December 31, 2013, the Company had working capital deficit of $175,820 compared to $27,375 at December 31, 2012.

Net cash used in operating activities was $137,759 for the year ended December 31, 2013 as compared to net cash used in operating activities of $31,269 for the year ended December 31, 2012. The increase of $106,490 was primarily due to an increase in administrative expenses.

Net cash used in investing activities was $0 for the years ended December 31, 2013 and 2012.

Net cash provided by financing activities amounted to $156,000 for the year ended December 31, 2013, compared to $31,325 net cash provided by financing activities for the year ended December 31, 2012 representing an increase of $124,675.  This was due to proceeds from notes payable in the amount of $150,000, and proceeds from a related party loan of $6,000.

Going Concern Matters

The Company’s financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,978,445 and $30,132 during the years ended December 31, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of December 31, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of December 31, 2013 and 2012, the Company had working capital deficits of $175,820 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report. Please refer Note 3 Summary of Significant accounting Policies in the notes to financial statements.

Our financial statements have been prepared in conformity with GAAP. For a full description of our accounting policies as required by GAAP, refer to our financial statements for the year ended December 31, 2013, that are included in this Annual Report on Form 10-K. We consider certain accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are described in our financial statements for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

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

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal year ending December 31, 2013. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand. Accrued interest was $3,220 as of December 31, 2013.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $4,575 as of December 31, 2013.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

We have audited the accompanying balance sheets of Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) at December 31, 2013 and 2012, and the results of its operations and its cash flows for the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has sustained net losses from operations, working capital deficit and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the 2013 financial statements have been restated to correct the accounting for investments and certain other errors.

/s/ RBSM LLP

January 7, 2015

New York, New York

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) BALANCE SHEETS

	December 31,
	2013	2012
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$18,314	$73
Prepaid expenses	-	3,937
Investments, net	986	-

Total Current Assets	19,300	4,010

Property and equipment, net	-	-

TOTAL ASSETS	$19,300	$4,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$60
Loan payable - related party	37,325	31,325
Accrued interest	7,795	-
Notes payable	150,000	-
Total Current Liabilities	195,120	31,385

Non-Current Liabilities
Note payable - related party	15,000	-

TOTAL LIABILITIES	210,120	31,385

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 and 75,000,000 shares authorized, respectively, 71,667,667 and 58,000,000 shares issued and outstanding, respectively	71,667	58,000
Additional paid-in capital	6,817,333	16,000
Accumulated deficit	(7,079,820)	(101,375)

TOTAL STOCKHOLDERS' DEFICIENCY	(190,820)	(27,375)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$19,300	$4,010

The accompanying notes are an integral part of these financial statements

Western Graphite, Inc.
(formerly Lucky Strike Explorations, Inc.)
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
	(Restated)
REVENUES

Revenues	$-	$-

TOTAL REVENUES	-	-

OPERATING EXPENSES

Impairment of investments and mining properties	6,539,014	-

General and administrative expenses	431,636	30,132

TOTAL OPERATING EXPENSES	6,970,650	30,132

LOSS FROM OPERATIONS	(6,970,650)	(30,132)

OTHER EXPENSE

Interest expense	(7,795)	-

TOTAL OTHER EXPENSE	(7,795)	-

NET LOSS	$(6,978,445)	$(30,132)

Basic and diluted net loss per share	$(0.10)	$(0.00)

Weighted average number of common shares outstanding	68,952,055	58,000,000

The accompanying notes are an integral part of these financial statements

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2011	58,000,000	$58,000	$16,000	$(71,243)	$2,757

Net loss	-	-	-	(30,132)	(30,132)

BALANCE, DECEMBER 31, 2012	58,000,000	58,000	16,000	(101,375)	(27,375)

Common stock issued for investments and mining purchases	13,000,000	13,000	6,487,000	-	6,500,000

Common stock issued for stock based compensation	500,000	500	289,500	-	290,000

Common stock issued for services rendered	166,667	167	24,833	-	25,000

Net loss	-	-	-	(6,978,445)	(6,978,445)

BALANCE, DECEMBER 31, 2013 (RESTATED)	71,666,667	$71,667	$6,817,333	$(7,079,820)	$(190,820)

The accompanying notes are an integral part of these financial statements

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,978,445)	$(30,132)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for services	25,000	-
Stock based compensation	290,000	-
Impairment on investments	1,514,014	-
Impairment on asset purchase	5,000,000	-
Changes in operating assets and liabilities:
Deposits	3,937	463
Accrued interest	7,795	-
Accounts payable and accrued liabilities	(60)	(1,600)

NET CASH USED IN OPERATING ACTIVITIES	(137,759)	(31,269)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	150,000	-
Proceeds from loans payable, related party	6,000	31,325

NET CASH PROVIDED BY FINANCING ACTIVITIES	156,000	31,325

Net increase in cash	18,241	56

Cash, beginning of year	73	17

Cash, end of year	$18,314	$73

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$1,500,000	$-
Common stock issued for asset purchase	$5,000,000	$-
Promissory note issued for acquisition of mining deeds	$15,000	$-

The accompanying notes are an integral part of these financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

NOTE 2. RESTATEMENT

The Company has restated herein its audited financial statements as of December 31, 2013 and for the year ended December 31, 2013, as well as its unaudited interim financial statements as of and for the quarters and year to date periods ended March 31, 2013, June 30, 2013 and September 30, 2013. The Company is no longer pursuing the acquisition of the mines stated in Note 5, therefore management has determined that the investments in the mining properties have been impaired due to inability of the Company to reliably determine the fair market value of the investments in the mining properties. The Company has reviewed all accounting transactions for the quarters and year ended December 31, 2013, to determine the effects of these impairments on the financial statements. As a result of reviewing all accounting transactions for the quarters and year ended December 31, 2013, the Company has determined that cash, deposits, accounts payable, note payable – related parties, and additional paid in capital needed to be restated as well due to findings in the documentation for all transactions reviewed related to the accounting for the investments in mining properties.

The following represents the changes to the restated financial statements as of and for the year ended December 31, 2013:

Balance Sheets
	Restated	As previously reported
	December 31, 2013	December 31, 2013	Differences
ASSETS
Current Assets
Cash	$18,314	$27,781	$(9,467)
Deposit	-	1,209	(1,209)
Investments, net	986	-	986
Total Current Assets	19,300	28,990	(9,690)
Fixed Assets
Mining properties	-	1,513,000	(1,513,000)
Total Assets	$19,300	$1,541,990	$(1,522,690)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$-	$116	$(116)
Loan payable - related party	37,325	37,325	-
Accrued interest	7,795	7,819	(24)
Note payable	150,000	150,000	-
Property payments due	-	1,500,000	(1,500,000)
Total Current Liabilities	195,120	1,695,260	(1,500,140)
Non-Current Liabilities
Note payable - related party	15,000	-	15,000
Total Liabilities	210,120	1,695,260	(1,485,140)
Stockholders' Deficiency
Common stock, $0.001 par value; 750,000,000 shares authorized, 71,667,667 shares issued and outstanding	71,667	71,667	-
Additional paid-in capital	6,817,333	120,333	6,697,000
Accumulated deficit	(7,079,820)	(345,270)	(6,734,550)
Total Stockholders' Deficiency	(190,820)	(153,270)	(37,550)

Total Liabilities and Stockholders' Deficiency	$19,300	$1,541,990	$(1,522,690)

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

Statements of Operations

	Restated	As previously reported
	December 31, 2013	December 31, 2013	Differences

Revenues
Revenues	$-	$-	$-
Total Revenues	-	-	-

Operating Expenses
Mineral property expenditures	-	10,711	(10,711)
Impairment of investments and mining properties	6,539,014	-	6,539,014
General and administrative expenses	431,636	225,365	206,271
Total Operating Expenses	6,970,650	236,076	6,734,574

Loss from Operations	(6,970,650)	(236,076)	(6,734,574)

Other Expense
Interest expense, net	(7,795)	(7,819)	24
Total Other Expense	(7,795)	(7,819)	24

Net Loss	$(6,978,445)	$(243,895)	$(6,734,550)

Basic and Diluted Net Loss per Share	$(0.10)	$(0.00)	$(0.10)

Weighted average number of common shares outstanding	68,952,055	71,666,667	(2,714,612)

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

Statements of Cash Flows

	Restated	As previously reported
	December 31, 2013	December 31, 2013	Differences

Cash Flows From Operating Activities:
Net Loss	$(6,978,445)	$(243,895)	$(6,734,550)
Adjustments to reconcile net loss to net cash used in operations	-
Stock issued for services	25,000	-	25,000
Stock based compensation	290,000	-	290,000
Impairment on investment	1,514,014	-	1,514,014
Impairment on asset purchase	5,000,000	-	5,000,000
Changes in operating assets and liabilities:	-
(Increase) decrease in deposit	3,937	2,728	1,209
Increase (decrease) in accrued interest	7,795	-	7,795
Increase (decrease) in accounts payable and accrued liabilities	(60)	7,875	(7,935)
Net Cash Used In Operating Activities	(137,759)	(233,292)	95,533

Cash Flows From Investing Activities:	-	-	-
Cash Flows From Financing Activities:
Proceeds from notes payable	150,000	150,000	-
Proceeds from loans payable - related party	6,000	6,000	-
Issuance of common stock	-	105,000	(105,000)
Net Cash Provided by Financing Activities	156,000	261,000	(105,000)
Net Increase / (Decrease) in Cash	18,241	27,708	(9,467)
Cash at Beginning of Period	73	73	-

Cash at End of Period	$18,314	$27,781	$(9,467)
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in property payments due	$-	$1,500,000	$(1,500,000)
Acquisition of mining properties	$-	$(1,513,000)	$1,513,000
Issuance of common stock	$-	$13,000	$(13,000)
Common stock issued for investment	$1,500,000	$-	$1,500,000
Common stock issued for asset purchase	$5,000,000	$-	$5,000,000
Promissory note issued for acquisition of mining deeds	$15,000	$-	$15,000

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s policy is to maintain its books and prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of December 31, 2013 and 2012, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the years ended December 31, 2013 and 2012, the Company had no potentially dilutive commitments to issue common stock.

LONG-LIVED ASSETS

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of December 31, 2013, total asset impairment was $5,000,000.

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

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

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

For the years ended December 31, 2013 and 2012, the Company charged to operations stock based compensation totaling $290,000 and $0, respectively.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal year ending December 31, 2013. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

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

NOTE 4.  GOING CONCERN

The Company’s financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $6,978,445 and $30,132 during the years ended December 31, 2013 and 2012, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of December 31, 2013 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of December 31, 2013 and 2012, the Company had working capital deficits of $175,820 and $27,375, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note. The Company has determined that the fair market value of the deeds cannot be reliably determined and the only value that can be supported for these deeds is the acquisition fee price paid initially by the original owner of the deeds. The acquisition price at the time of original purchase on March 29, 2012 was $0.40 per hectare, or $986, resulting in an impairment of $14,014. The value of the mining deeds at December 31, 2013 is $986.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 6. LOAN PAYABLE – RELATED PARTY

As of December 31, 2013 and 2012, $37,325 and $31,325, respectively, is owed to an ex-officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

NOTE 7. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

NOTE 8. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $3,220 as of December 31, 2013.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $4,575 as of December 31, 2013.

NOTE 9. INCOME TAXES

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

For the years ended December 31,	2013	2012

Income tax benefit at Federal statutory rate of 35%	$(153,801)	$(10,546)
State Income tax benefit, net of Federal effect	-	-
Permanent and other differences	-	-

Change in valuation allowance	153,801	10,546
Total	$-	$-

The Company did not have deferred tax assets or liabilities for the years ended December 31, 2013 and 2012.

At December 31, 2013, the Company has available net operating losses of approximately $541,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their condensed consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s condensed consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filings.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2013 and 2012: Common Stock, $0.001 par value, respectively: shares issued and outstanding of 71,667,667 and 58,000,000.

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

On November 25, 2013, the Company issued a total of 166,667 shares of common stock, valued at $0.15 per share totaling $25,000, to a company owned by the CEO of the Company for services rendered.

NOTE 11. SUBSEQUENT EVENTS

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

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

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

ITEM 9.    Changes in and Disagreements WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources

We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties

We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part iii

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name	Age	Position	Director/Officer Since
Lauren Notar	53	President, Principal Executive Officer, Secretary, Treasurer and Director	March 6, 2013
Harry Bygdnes	73	Director	July 1, 2013

There are no family relationships among the Company’s Board and executive officers. None of the directors of the Company is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

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

Business Experience

LAUREN NOTAR was an Investment Executive at Canaccord Capital Corp. in Vancouver British Columbia, Canada from March 2004 to June 2006. Her duties and responsibilities included to procuring potential wealth management clientele and raising capital for various public companies. From June 2007 to February 2008, Ms. Notar was employed at Ryland Oil and Gas, an oil and gas exploration company in Vancouver, British Columbia, Canada, wherein she was responsible for the company's investor relations activities. From April 2008 to August 2009, Ms. Notar was self-employed and was contracted out by Dolphin Enterprises, a mortgage software company and by Peach Facial Products, a start-up health products company, wherein she helped to construct marketing and sales programs to ensure financial growth and success for these companies. From September 2009 to February 2013, Ms. Notar was the president at Source Gold Corp., a gold mining exploration company. As President, her duties were to manage the company's day-to-day operations and all SEC regulations. Ms. Notar resigned from Source Gold Corp. to join our company. Ms. Notar majored in Education at the York University in Ontario in 2000 and studied at Niagara College in the field of business management, in 1997.

HARRY BYGDNES graduated from the University of British Columbia in 1967 with a Bachelor of Science degree in physics and mathematics. Upon completion of his formal education Mr. Bygdnes joined Texaco Canada in Calgary Alberta where he held the position of Assistant to the Chief Geophysicist for Canada.  In his role as Geophysicist his responsibilities included acquisition and interpretation of seismic data, mapping and joint recommendations for well site locations in conjunction with company geological personnel, and field supervision of seismic crew operations as company representative. Mr. Bygdnes left Texaco in 1971 and joined a small Calgary firm called Explor-Alta to become Field Supervisor of Arctic marine operations in summer and Operation Manager for land seismic operations in winter.  Explor-Alta was able to provide important seismic data for companies such as Texaco, Exxon and Gulf Oil. In 1973, Mr. Bygdnes left Explor-Alta to set up his own private company specializing in acquisition and computer processing of seismic data. In 1980 Mr. Bygdnes moved to Vancouver to form a small public company called Consort Energy Corp.  The company originally participated in small joint venture oil well drilling operations in Texas, Oklahoma and Kansas.  When the oil business faltered in the early nineteen-eighties Mr. Bygdnes turned the attention of the company to mineral exploration and conducted an extensive joint venture drilling program with major mining company adjacent to the Echo Bay Lupin Goldmine in the NWT. In 1988, Mr. Bygdnes and a partner purchased the rights to a patented ice replacement product from an inventor in San Diego. The previous exploration programs had limited results so Mr. Bygdnes consolidated the company and formed Cryopak Industries Inc.  Mr. Bygdnes acted as President, and Chief Executive Officer of Cryopak for 12 years at which time he retired to the position of Chairman of the Board bringing his considerable expertise into the company.  During this time with the company, Mr. Bygdnes was able to raise in excess of CDN$12,000,000 largely through European investors. In 2002, Mr. Bygdnes and a partner formed B&K Productions Inc., a production company focused on entering into the television-programming field.  B&K Productions produced three episodes of the TV show “Hook Line and Supper” a show that combines fishing with gourmet cooking.  Mr. Bygdnes participated as host of the show as well as producer.  Bygdnes introduced the show at the MIPTV festival in Cannes France in 2003.  Although the show received much interest it has not sold at present. Mr. Bygdnes presently holds the position of President of County Line Energy Corp., a start-up over-the-counter trading US company seeking opportunity in the resource sector. Mr. Bygdnes presently consults to several junior companies in the resource field.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our members of our Board and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied, except that (i) Harry Bydgnes did not file a Form 3 upon becoming a director of the Company on July 1, 2011, which was required to be filed by July 11, 2013 and (ii) Harry Bydgnes did not file a Form 4 for 250,000 shares of common stock issued to him on July 1, 2013.

Code of Ethics

The Company’s executive officers are held to the highest standards of honest and ethical conduct when conducting the Company’s affairs. All such individuals must act ethically at all times in connection with services provided to the Company. We have not, however, adopted a formal, written corporate code of ethics that applies to our executive officers. We are evaluating the implementation of a formal code of ethics in the near future.

Corporate Governance

Committees

The Company does not have any committees of the board of directors at this time. The Board does not have a nominations committee because there is only one (1) director and shareholder suggestions would be known to the entire Board. As such, the Board believes there will be sufficient communication by shareholders with the Board about matters and nominees to be brought to its attention.

The Board functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company, the Board has determined that its directors are not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the Company and the Board has directed that, in light of the material weaknesses identified in our disclosure controls and procedures and internal control over financial reporting, that the CEO become more familiar with the SEC Filing requirements and the Company will seek additional outside assistance as funding becomes available to provide such a service.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

During 2013, we did not pay any compensation to any of our executive officers, except that we agreed to provide Ms. Notar with monthly compensation of $6,500 for her services as an officer and director of the Company. There have been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years.

Outstanding Equity Awards at Fiscal Year End

We did not have any equity awards issued to executive officers during the fiscal year ended December 31, 2013.

Director Compensation

During the fiscal year ended December 31, 2013, we agreed to provide Mr. Bygdnes with monthly compensation of $2,000 and will issue to him 100,000 shares of our common stock. On July 1, 2013, the company issued a total of 250,000 shares of common stock to Harry Bygdnes as compensation as a member of the Western Graphite Board. We also agreed to provide Ms. Notar with monthly compensation of $6,500 for her services as an officer and director of the Company.

Stock Option and Stock Bonus Plans.  On July 30, 2013 our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 10,665,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Plan.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights or long-term incentive plans.

Employee Pension, Profit Sharing or other Retirement Plans.  We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors.  During the year ended December 31, 2013, we did not compensate our directors for acting as such except for the compensation paid to Harry Bygdnes as described above.

ITEM 12. sECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2013 and immediately after the completion of this offering by each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common stock.

To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the SEC. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement, or (4) the automatic termination of a trust, discretionary account or similar arrangement.

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 71,666,667 shares of Common Stock issued and outstanding as of December 31, 2013.

Title of Class	Name and Address	Current Ownership	Current Ownership Percentage (1)

Current Executive Officers & Directors:

Common Stock	Lauren Notar, 905 Pine Cove Road, Burlington A6: Ontario Canada L7N 1W1	14,000,000	19.5%
Common Stock	Harry Bygdnes c/o Western Graphite Inc. Hudson Bay Center, 2 Bloor Street East, Suite 3500, Toronto, Ontario M4W 1A8	—	*

Total of All Current Officers and Directors		14,000,000	19.6%

5% Beneficial Owners:
Common Stock		-	-
Total of All Current Officers, Directors and 5% Owners		14,000,000	19.6%

* Less than 1%

(1)	This percentage is based on 71,666,667 shares of common stock outstanding as of December 31, 2013.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2013 we owed $37,325 to Michael Noble, a former officer and director of the Company. The amount owed is non-interest bearing with no specific repayment terms. Mr. Noble made the loan to us in 2012 while he was an executive officer and director of the Company.

ITEM 14. pRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2013, the total fees charged to the Company by George Stewart, CPA for audit services were $9,400, for audit-related services were $0, for tax services were $0 and for other services were $0.

For the year ended December 31, 2012, the total fees charged to the Company for audit services by George Stewart, CPA were $9,000, for audit-related services were $0, for tax services were $0 and for other services were $0.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a caseby- case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our board of directors.

PART IV

ITEM 15.   EXHIBITS.

The following exhibits are included with this Annual Report on Form 10-K/A:

Exhibit No.	Description
31	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 22, 2014 by the undersigned thereunto duly authorized.

Western Graphite Inc.

Dated: January 8, 2015	By: /s/David Wimberly
David Wimberly, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ David Wimberly	January 8, 2015
David Wimberly, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial & Accounting Officer)	Date

