Form 10-Q
period 2014-03-31
Western Graphite Inc.
filed 2015-01-14
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-54665

WESTERN GRAPHITE INC.

 (Exact name of registrant as specified in its charter)

Nevada	1000	20-8055672
(State or Other Jurisdiction of Formation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years: N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes☐  No☒

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 140,596,667 shares as of January 8, 2015.

WESTERN GRAPHITE INC.

FORM 10-Q

MARCH 31, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended March 31, 2014 immediately follow.

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$1,155	$18,314
Investments, net	986	986
Total Current Assets	2,141	19,300

Property and equipment, net	-	-

TOTAL ASSETS	$2,141	$19,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Loan payable - related party	$37,325	$37,325
Accrued interest	11,494	7,795
Notes payable	150,000	150,000
Total Current Liabilities	198,819	195,120

LONG TERM LIABILITIES
Note payable - related party	15,000	15,000
TOTAL LIABILITIES	213,819	210,120

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 shares authorized, 71,666,667 and 71,666,667 shares issued and outstanding, respectively	71,667	71,667
Additional paid-in capital	6,817,333	6,817,333
Accumulated deficit	(7,100,678)	(7,079,820)
TOTAL STOCKHOLDERS' DEFICIENCY	(211,678)	(190,820)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,141	$19,300

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
		(Restated)
REVENUES
Revenues	$-	$-
TOTAL REVENUES	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	-	6,500,000
General and administrative expenses	17,159	12,110
TOTAL OPERATING EXPENSES	17,159	6,512,110

LOSS FROM OPERATIONS	(17,159)	(6,512,110)

OTHER EXPENSE
Interest expense	(3,699)	-
TOTAL OTHER EXPENSE	(3,699)	-

NET LOSS	$(20,858)	$(6,512,110)

Basic and diluted loss per share	$(0.00)	$(0.11)

Weighted average number of common shares outstanding	71,666,667	61,611,111

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,858)	$(6,512,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment on investment	-	1,500,000
Impairment on asset purchase	-	5,000,000
Changes in operating assets and liabilities:
Prepaid expenses	-	3,435
Accounts payable and accrued expenses	-	7,558
Accrued interest	3,699	-

NET CASH USED IN OPERATING ACTIVITIES	(17,159)	(1,117)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,000

Net (decrease) increase in cash	(17,159)	4,883

Cash, beginning of year	18,314	73

Cash, end of year	$1,155	$4,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$-	$1,500,000
Common stock issued for asset purchase	$-	$5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2014 and 2013

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s policy is to maintain its books and prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 2013 Form 10-K/A filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K/A have been omitted.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of March 31, 2014 and December 31, 2013, the Company did not have bank balances that exceeded the FDIC insured limits.

EARNINGS PER SHARE

The Company computes basic and diluted earnings per share amounts in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the three months ended March 31, 2014 and 2013, the Company had no potentially dilutive commitments to issue common stock.

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

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2014 and 2013

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the three months ended March 31, 2014 and 2013, total asset impairment was $0 and $5,000,000, respectively.

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

For the three months ended March 31, 2014 and 2013, the Company had no stock based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2014 and 2013

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current three months ending March 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

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

NOTE 3.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $20,858 and $6,512,110 during the three months ended March 31, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2014 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of March 31, 2014 and December 31, 2013, the Company had working capital deficits of $196,678 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2014 and 2013

NOTE 4.  INVESTMENT IN MINING PROPERTIES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares known as the Amorf Graphite property located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province, Turkey.  The Company acquired the rights to the property pursuant to an agreement with Dr. Ahment Unsai in exchange for 3,000,000 shares, of the Company’s common stock valued at $0.50 per shares for a total of $1,500,000, along with two future payments totaling $1,500,000. As of February 27, 2013, the Company does not have control of the property and therefore has accounted for the acquisition as an investment. The Company no longer is pursuing the purchase of the Amorf Graphite property, and thus the remaining terms of the deal have nullified. The Company has determined that the fair market value of the Amorf Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $1,500,000 and corresponding impairment expense on the rights to the property during the three months ended March 31, 2013.

On March 4, 2013, the Company entered into an agreement with Seyit Kucuk for the acquisition of five claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property during the three months ended March 31, 2013.

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note. The Company has determined that the fair market value of the deeds cannot be reliably determined and the only value that can be supported for these deeds is the acquisition fee price paid initially by the original owner of the deeds. The acquisition price at the time of original purchase on March 29, 2012 was $0.40 per hectare, or $986, resulting in an impairment of $14,014 during the three months ended March 31, 2013. The value of the mining deeds at March 31, 2014 is $986.

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of March 31, 2014 and December 31, 2013, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

NOTE 6. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

NOTE 7. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $4,452 as of March 31, 2014.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $7,041 as of March 31, 2014.

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2014 and 2013

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following class of capital stock as of March 31, 2014 and December 31, 2013: Common Stock, $0.001 par value: shares issued and outstanding of 71,666,667 and 71,666,667, respectively.

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

On July 1, 2013, the Company issued a total of 500,000 shares of common stock, valued at $0.58 per share totaling $290,000, to two unrelated third parties as stock based compensation.

On November 25, 2013, the Company issued a total of 166,667 shares of common stock, valued at $0.15 per share totaling $25,000, to the CEO of the Company for services rendered.

NOTE 9. SUBSEQUENT EVENTS

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001.

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

In addition, in a private sale, on July 29, 2014, Lauren Notar, former Chief Executive Officer, sold to the Guelph Partners, LLC 10,000,000 shares of common stock out of her personal ownership which, when combined with the Stock Purchase Agreement of August 20, 2014, grants the Purchaser an aggregate of 72,000,000 shares, representing 54% of the issued and outstanding shares of the Company, on a fully-diluted basis.

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2014 and 2013

On August 26, 2014, the Chairman and Chief Executive Office of the Company, Lauren Notar, resigned and David Wimberly became the new Chairman and Chief Executive Officer of the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by Western Graphite Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the three months ended March 31, 2014.

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

Results of Operations for the Three Months Ended March 31, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties was $0 for the three months ended March 31, 2014, a decrease of $6,500,000, or 100.0%, from $6,500,000 for the three months ended March 31, 2013. The decrease is primarily due to a $6,500,000 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $17,159 for the three months ended March 31, 2014, an increase of $5,049, or 41.7%, from $12,110 for the three months ended March 31, 2013. The increase is primarily due to an increase in administrative expenses during 2014.

Other Expenses:

Other expenses were $3,699 for the three months ended March 31, 2014, an increase of $3,699, or 100.0%, from $0 for the three months ended March 31, 2013. The increase is primarily due to $3,699 of interest accrued on notes payable.

Net Loss:

As a result of the above factors, we recognized a net loss of $20,858 for the three months ended March 31, 2014, as compared to a net loss of $6,512,110 for the three months ended March 31, 2013, a decrease of $6,491,252, or 99.7%.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a stockholders’ deficit of $211,678. For the three months ended March 31, 2014 and 2013, the Company had a net loss of $20,858 and $6,512,110, respectively. At March 31, 2014, the Company had a working capital deficit of $196,678 compared to $175,820 at December 31, 2013.

Net cash used in operating activities was $17,159 for the three months ended March 31, 2014 as compared to net cash used in operating activities of $1,117 for the three months ended March 31, 2013. The increase of $16,042 was primarily due to an increase in administrative expenses.

Net cash used in investing activities was $0 for the three months ended March 31, 2014 and 2013.

Net cash provided by financing activities amounted to $0 for the three months ended March 31, 2014, compared to $6,000 net cash provided by financing activities for the three months ended March 31, 2013 representing a decrease of $6,000.  This was due to proceeds from a note payable in 2013 of $6,000.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $20,858 and $6,512,110 during the three months ended March 31, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2014 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of March 31, 2014 and December 31, 2013, the Company had working capital deficits of $196,678 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed results of operations, financial position or liquidity for the periods presented in this report. Please refer Note 2 – Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements.

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current three months ending March 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

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

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand. Accrued interest was $4,452 as of March 31, 2014.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $7,041 as of March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY PROCEDURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31	Sec. 302 Certification of Principal Executive Officer
32	Sec. 906 Certification of Principal Executive Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Graphite Inc.

Dated: January 14, 2015	By: /s/David Wimberly
David Wimberly, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

