Form 10-Q
period 2014-06-30
Western Graphite Inc.
filed 2015-01-14
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-54665

WESTERN GRAPHITE INC.

 (Exact name of registrant as specified in its charter)

Nevada	1000	20-8055672
(State or Other Jurisdiction of Formation	(Primary Standard Industrial	(IRS Employer
or Organization)	Classification Number)	Identification Number)

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

WESTERN GRAPHITE INC.

FORM 10-Q

JUNE 30, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2014 immediately follow.

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$621	$18,314
Prepaid expenses	32,361	-
Investments, net	986	986
Other current assets	45,000	-
Total Current Assets	78,968	19,300

Property and equipment, net	-	-

TOTAL ASSETS	$78,968	$19,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Convertible notes payable, net	$80,295	$-
Derivative liabilities	330,873	-
Loan payable - related party	37,325	37,325
Accrued interest	17,764	7,795
Notes payable	150,000	150,000
Total Current Liabilities	616,257	195,120

LONG TERM LIABILITIES
Note payable - related party	15,000	15,000
TOTAL LIABILITIES	631,257	210,120

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 shares authorized, 71,666,667 and 71,666,667 shares issued and outstanding, respectively	71,667	71,667
Additional paid-in capital	6,817,333	6,817,333
Accumulated deficit	(7,441,289)	(7,079,820)
TOTAL STOCKHOLDERS' DEFICIENCY	(552,289)	(190,820)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$78,968	$19,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
REVENUES
Revenues	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	-	-	-	6,500,000
General and administrative expenses	36,173	29,206	53,332	41,316
TOTAL OPERATING EXPENSES	36,173	29,206	53,332	6,541,316

LOSS FROM OPERATIONS	(36,173)	(29,206)	(53,332)	(6,541,316)

OTHER EXPENSE
Interest expense	(6,269)	(699)	(9,968)	(699)
Change in fair value of derivative liabilities	(267,874)	-	(267,874)	-
Amortization of debt discount	(30,295)	-	(30,295)	-
TOTAL OTHER EXPENSE	(304,438)	(699)	(308,137)	(699)

NET LOSS	$(340,611)	$(29,905)	$(361,469)	$(6,542,015)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding	71,666,667	71,000,000	71,666,667	66,331,492

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(361,469)	$(6,542,015)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment on investment	-	1,500,000
Impairment on asset purchase	-	5,000,000
Change in fair value of derivative	267,873	-
Amortization of debt discount	30,295	-
Convertible promissory notes issued for services	5,000	-
Amortization of prepaid consulting fees	30,639	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,644
Accounts payable and accrued expenses	-	2,892
Accrued interest	9,969	699

NET CASH USED IN OPERATING ACTIVITIES	(17,693)	(35,780)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	50,000
Proceeds from loans payable - related party	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	56,000

Net (decrease) increase in cash	(17,693)	20,220

Cash, beginning of year	18,314	73

Cash, end of year	$621	$20,293

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$-	$1,500,000
Common stock issued for asset purchase	$-	$5,000,000
Debt discount on convertible promissory notes	$63,000	$-
Convertible promissory note issued for prepaid consulting fees	$113,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Six Months Ended June 30, 2014 and 2013

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of June 30, 2014 and December 31, 2013, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the six months ended June 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Six Months Ended June 30, 2014 and 2013

The Company currently has convertible debt, which, if converted, as of June 30, 2014, would have caused the Company to issue diluted shares totaling 60,058,874. The Company had no potentially dilutive commitments to issue common stock as of June 30, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 820-10-35-37 of the Financial Accounting Standards Board (“FASB”) ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts reported in the Company’s financial statements for cash, prepaid expenses, other current assets, accounts payable and accrued expenses, and loans payable approximate their fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported in the balance sheet for its notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014, on a recurring basis:

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Six Months Ended June 30, 2014 and 2013

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(330,873)	$(330,873)

CONVERTIBLE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Six Months Ended June 30, 2014 and 2013

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the six months ended June 30, 2014 and 2013, total asset impairment was $0 and $5,000,000, respectively.

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

For the six months ended June 30, 2014 and 2013, the Company had no stock based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Six Months Ended June 30, 2014 and 2013

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current six months ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow. In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

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

NOTE 3.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $361,469 and $6,542,015 during the years ended June 30, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2014, and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of June 30, 2014 and December 31, 2013, the Company had working capital deficits of $537,289 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

WESTERN GRAPHITE INC.
(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)
Notes to Unaudited Condensed Financial Statements
For the Six Months Ended June 30, 2014 and 2013

NOTE 4.  INVESTMENT IN MINING PROPERTIES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares known as the Amorf Graphite property located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province, Turkey.  The Company acquired the rights to the property pursuant to an agreement with Dr. Ahment Unsai in exchange for 3,000,000 shares, of the Company’s common stock valued at $0.50 per shares for a total of $1,500,000, along with two future payments totaling $1,500,000. As of February 27, 2013, the Company does not have control of the property and therefore has accounted for the acquisition as an investment. The Company no longer is pursuing the purchase of the Amorf Graphite property, and thus the remaining terms of the deal have nullified. The Company has determined that the fair market value of the Amorf Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $1,500,000 and corresponding impairment expense on the rights to the property during the six months ended June 30, 2013.

On March 4, 2013, the Company entered into an agreement with Seyit Kucuk for the acquisition of five claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property during the six months ended June 30, 2013.

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note. The Company has determined that the fair market value of the deeds cannot be reliably determined and the only value that can be supported for these deeds is the acquisition fee price paid initially by the original owner of the deeds. The acquisition price at the time of original purchase on March 29, 2012 was $0.40 per hectare, or $986, resulting in an impairment of $14,014 during the six months ended June 30, 2013. The value of the mining deeds at June 30, 2014 is $986.

NOTE 5. OTHER RECEIVABLE

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The convertible promissory note was issued to help the Company with expenditures in the near future. All payments made by the holder of the convertible promissory note on behalf of the Company will be applied toward the receivable until the full value of the convertible promissory note is reached. As of June 30, 2014, the Company had received $5,000 in payments made on behalf of the Company for professional services rendered, leaving another receivable balance of $45,000 at June 30, 2014.

NOTE 6. LOANS PAYABLE – RELATED PARTIES

As of June 30, 2014 and December 31, 2013, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2014 and 2013

NOTE 7. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

NOTE 8. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $5,699 as of June 30, 2014.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $9,534 as of June 30, 2014.

NOTE 9. CONVERTIBLE NOTES PAYABLE

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended June 30, 2014, the Company amortized $30,295 of debt discount related to this note, and as of June 30, 2014, the unamortized debt discount related to this note is $32,705. Accrued interest was $1,861 as of June 30, 2014.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash to be received and $20,000 in payments towards services. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed.   See Note 10 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $668 as of June 30, 2014.

NOTE 10. DERIVATIVE LIABILITY

The Company follows ASC 815, which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. In accordance with ASC 815, the Company has bi-furcated the conversion feature of the note and recorded a derivative liability.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2014 and 2013

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liabilities associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.5 to 1.00 year, average risk free rates over between 0.10% and 0.11%, and annualized volatility of between 190.42% to record derivative liabilities of $605,134.

At June 30, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.26 and 1.00 years, a risk free rate at 0.13%, and annualized volatility at 190.42%, and determined that, during the period ended June 30, 2014, the Company’s derivative liability increased to $330,873. The Company recognized a corresponding gain of $274,261 on derivative liability in conjunction with this revaluation, which combined with derivative liability expenses in excess of debt discount of $542,134 resulted in a total derivative liability expense of $267,873 for the period ended June 30, 2014.

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014:

Debt Derivative Liability
Balance, December 31, 2013	$-
Additions	605,134
Change in fair value of derivative liabilities	(274,261)
Balance, June 30, 2014	$330,873

NOTE 11. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2014 and December 31, 2013: Common Stock, $0.001 par value: shares issued and outstanding of 71,666,667 and 71,666,667, respectively.

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

For the Six Months Ended June 30, 2014 and 2013

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

NOTE 12. SUBSEQUENT EVENTS

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the six months ended June 30, 2014.

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

Results of Operations for the Three Months Ended June 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties was $0 for the three months ended June 30, 2014 and 2013.

General and administrative expenses were $36,173 for the three months ended June 30, 2014, an increase of $6,967, or 23.9%, from $29,206 for the three months ended June 30, 2013. The increase is primarily due to an increase in professional fees of $32,156 offset by a decrease in officer compensation of $8,750 and a decrease in administrative expenses of $16,439.

Other Expenses:

Other expenses were $304,438 for the three months ended June 30, 2014, an increase of $303,739, or 43453.4%, from $699 for the three months ended June 30, 2013. The increase was primarily attributed to a change in fair value of derivative liabilities of $267,874, amortization of debt discount of $30,295, and an increase in accrued interest on notes payable of $5,570.

Net Loss:

As a result of the above factors, we recognized net loss of $340,611 for the three months ended June 30, 2014, as compared to a net loss of $29,905 for the three months ended June 30, 2013, an increase of $310,706, or 1039.0%.

Results of Operations for the Six Months Ended June 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties was $0 for the six months ended June 30, 2014, a decrease of $6,500,000, or 100.0%, from $6,500,000 for the six months ended June 30, 2013. The decrease is primarily due to a $6,500,000 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $53,332 for the six months ended June 30, 2014, an increase of $12,016, or 29.1%, from $41,316 for the six months ended June 30, 2013. The increase is primarily due to a $31,098 increase in professional fees offset by a $12,277 decrease in geology service fees, and a $6,805 decrease in administrative expenses.

Other Expenses:

Other expenses were $308,137 for the six months ended June 30, 2014, an increase of $307,438, or 43982.5%, from $699 for the six months ended June 30, 2013. The increase was primarily attributed to a change in fair value of derivative liabilities of $267,874, amortization of debt discount of $30,295, and an increase in accrued interest on notes payable of $9,269.

Net Loss:

As a result of the above factors, we recognized net loss of $361,469 for the six months ended June 30, 2014, as compared to a net loss of $6,542,015 for the six months ended June 30, 2013, a decrease of $6,180,546, or 94.5%.

Liquidity and Capital Resources

As of June 30, 2014, the Company had a stockholders’ deficit of $552,289. For the six months ended June 30, 2014 and 2013, the Company had a net loss of $361,469 and $6,542,015, respectively. At June 30, 2014, the Company had a working capital deficit of $537,289 compared to $175,820 at December 31, 2013.

Net cash used in operating activities was $17,693 for the six months ended June 30, 2014 as compared to net cash used in operating activities of $35,780 for the six months ended June 30, 2013. The decrease of $18,087 was primarily due to an increase in professional fees and a decrease in administrative expenses.

Net cash used in investing activities was $0 for the six months ended June 30, 2014 and 2013.

Net cash provided by financing activities amounted to $0 for the six months ended June 30, 2014, compared to $56,000 in net cash provided by financing activities for the six months ended June 30, 2013, representing a decrease of $56,000.  This was due to proceeds from notes payable in the amount of $50,000 and proceeds from a related party loan payable of $6,000 in 2013.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $361,469 and $6,542,015 during the six months ended June 30, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2014 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of June 30, 2014 and December 31, 2013, the Company had working capital deficits of $537,289 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

In June 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current six months ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand. Accrued interest was $5,699 as of June 30, 2014.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $9,534 as of June 30, 2014.

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds.  There is no interest associated with this note and the note matures on August 7, 2015.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended June 30, 2014, the Company amortized $32,705 of debt discount related to this note, and as of June 30, 2014, the unamortized debt discount related to this note is $32,705. Accrued interest was $1,861 as of June 30, 2014.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed.   See Note 10 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $668 as of June 30, 2014.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

On July 29, 2014, ten million (10,000,000) shares of the Company’s common stock were sold for an aggregate purchase price of ten thousand dollars ($10,000) at a price of $0.001 per share.

On August 18, 2014 sixty-two million (62,000,000) shares of the Company’s common stock were sold for an aggregate purchase price of ten thousand dollars ($10,000) at a price of $0.00016 per share.

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

