Form 10-Q
period 2014-09-30
Western Graphite Inc.
filed 2015-01-14
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

WESTERN GRAPHITE INC.

FORM 10-Q

SEPTEMBER 30, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended September 30, 2014 immediately follow.

Western Graphite, Inc.
(formerly Lucky Strike Explorations, Inc.)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$5,732	$18,314
Prepaid expenses	206,871	-
Investments, net	-	986

Total Current Assets	212,603	19,300

Property and equipment, net	-	-

TOTAL ASSETS	$212,603	$19,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$550	$-
Accrued expenses - related party	20,462	-
Convertible notes payable, net	151,586	-
Derivative liabilities	1,804,275	-
Loans payable - related parties	41,125	37,325
Accrued interest	25,882	7,795
Note payable - related party	15,000	-
Notes payable	150,000	150,000
Total Current Liabilities	2,208,880	195,120

LONG TERM LIABILITIES
Note payable - related party	-	15,000
TOTAL LIABILITIES	2,208,880	210,120

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 shares authorized, 138,166,667 and 71,666,667 shares issued and outstanding, respectively	138,167	71,667
Additional paid-in capital	6,780,633	6,817,333
Accumulated deficit	(8,915,077)	(7,079,820)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,996,277)	(190,820)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$212,603	$19,300

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
(formerly Lucky Strike Explorations, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
REVENUES
Revenues	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	-	14,014	-	6,514,014
General and administrative expenses	152,877	326,039	206,209	367,355
TOTAL OPERATING EXPENSES	152,877	340,053	206,209	6,881,369

LOSS FROM OPERATIONS	(152,877)	(340,053)	(206,209)	(6,881,369)

OTHER EXPENSE
Interest expense	(8,719)	(3,315)	(18,687)	(4,014)
Change in fair value of derivative liabilities	(1,256,750)	-	(1,524,624)	-
Amortization of debt discount	(55,442)	-	(85,737)	-
TOTAL OTHER EXPENSE	(1,320,911)	(3,315)	(1,629,048)	(4,014)

NET LOSS	$(1,473,788)	$(343,368)	$(1,835,257)	$(6,885,383)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.10)

Weighted average number of common shares outstanding	103,253,624	71,494,565	82,311,356	68,071,429

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
(formerly Lucky Strike Explorations, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,835,257)	$(6,885,383)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for services	19,800	-
Stock based compensation	-	290,000
Impairment on investment	986	1,514,014
Impairment on asset purchase	-	5,000,000
Change in fair value of derivative	1,524,624	-
Amortization of debt discount	85,737	-
Convertible promissory notes issued for services	20,000	-
Amortization of prepaid consulting fees	88,629	-
Changes in operating assets and liabilities:
Prepaid expenses	-	3,466
Accounts payable and accrued expenses	550	120
Accrued expenses - related party	20,462	-
Accrued interest	18,087	4,014

NET CASH USED IN OPERATING ACTIVITIES	(56,382)	(73,769)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	150,000
Proceeds from convertible notes payable	30,000	-
Proceeds from loans payable - related parties	3,800	6,000
Issuance of common stock for cash	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,800	156,000

Net (decrease) increase in cash	(12,582)	82,231

Cash, beginning of year	18,314	73

Cash, end of year	$5,732	$82,304

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$600	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$-	$1,500,000
Common stock issued for asset purchase	$-	$5,000,000
Promissory note issued for acquisition of mining deeds	$-	$15,000
Debt discount on convertible promissory notes	$279,651	$-
Convertible promissory notes issued for prepaid consulting fees	$295,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of September 30, 2014 and December 31, 2013, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the nine months ended September 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

The Company currently has convertible debt, which, if converted, as of September 30, 2014, would have caused the Company to issue diluted shares totaling 236,914,498. The Company had no potentially dilutive commitments to issue common stock as of September 30, 2013.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,804,275)	$(1,804,275)

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the nine months ended September 30, 2014 and 2013, total asset impairment was $0 and $5,000,000, respectively.

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

For the Nine Months Ended September 30, 2014 and 2013

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

For the nine months ended September 30, 2014 and 2013, the Company had stock based compensation totaling $0 and $290,000, respectively.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current nine months ending September 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

NOTE 3.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $1,835,257 and $6,885,383 during the years ended September 30, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2014, and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of September 30, 2014 and December 31, 2013, the Company had working capital deficits of $1,996,277 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4.  INVESTMENT IN MINING PROPERTIES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares known as the Amorf Graphite property located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province, Turkey.  The Company acquired the rights to the property pursuant to an agreement with Dr. Ahment Unsai in exchange for 3,000,000 shares, of the Company’s common stock valued at $0.50 per shares for a total of $1,500,000, along with two future payments totaling $1,500,000. As of February 27, 2013, the Company does not have control of the property and therefore has accounted for the acquisition as an investment. The Company no longer is pursuing the purchase of the Amorf Graphite property, and thus the remaining terms of the deal have nullified. The Company has determined that the fair market value of the Amorf Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $1,500,000 and corresponding impairment expense on the rights to the property during the nine months ended September 30, 2013.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

On March 4, 2013, the Company entered into an agreement with Seyit Kucuk for the acquisition of five claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property during the nine months ended September 30, 2013.

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note. The Company has determined that the fair market value of the deeds cannot be reliably determined and the only value that can be supported for these deeds is the acquisition fee price paid initially by the original owner of the deeds. The acquisition price at the time of original purchase on March 29, 2012 was $0.40 per hectare, or $986, resulting in an impairment of $14,014 during the nine months ended September 30, 2013. On July 28, 2014, the mining claims expired, resulting in the Company impairing the remaining $986, and writing off and reversing the full value of the mining claims and the full impairment of $15,000.

NOTE 5. ACCRUED EXPENSES – RELATED PARTY

As stated in the employment agreement for David Wimberly, Chairman and CEO of the Company, on July 1, 2014, compensation in the amount of $7,500, along with $1,200 in reimbursable rent paid on behalf of the Company, is being accrued monthly for a term of five years. From July 1, 2014 through August 25, 2014, Mr. Wimberly was appointed as Chief Operating Officer of the Company, until he was appointed CEO on August 26, 2014. As of September 30, 2014, the balance in accrued expenses – related party is $20,462.

NOTE 6. LOANS PAYABLE – RELATED PARTIES

On September 22, 2014, the Company received proceeds of $3,800 from the CEO of the Company, through a business entity in which the CEO is a partner in, for working capital. The loan is non-interest bearing and is due on demand.

As of September 30, 2014, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

As of September 30, 2014 and December 31, 2013, the balance of loans payable – related parties is $41,125 and $37,325, respectively.

NOTE 7. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the former CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

NOTE 8. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $6,959 as of September 30, 2014.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $12,055 as of September 30, 2014.

NOTE 9. CONVERTIBLE NOTES PAYABLE

At September 30, 2014 and December 31, 2013 convertible notes and debentures consisted of the following:

	September 30, 2014	December 31, 2013
Convertible notes payable	$345,500	$-
Unamortized debt discount	(193,914)	-
Carrying amount	$151,586	$-

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $61,967 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $1,033. Accrued interest was $3,843 as of September 30, 2014.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed.   See Note 10 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $1,677 as of September 30, 2014.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $10,203 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $96,204. Accrued interest was $1,185 as of September 30, 2014.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $8,614 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $49,130. Accrued interest was $460 as of September 30, 2014.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175.  See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $4,953 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $47,547. An interest payment of $600 was made toward the balance of accrued interest, which exceeds the amount accrued through September 30, 2014. As a result, accrued interest was ($298) as of September 30, 2014.

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.5 to 1.00 year, average risk free rates over between 0.10% and 0.12%, and annualized volatility of between 190.42% and 271.67% to record derivative liabilities of $846,959.

At September 30, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.42 and 1.00 years, a risk free rate at 0.13%, and annualized volatility at 271.67%, and determined that, during the period ended September 30, 2014, the Company’s derivative liability increased to $1,804,275. The Company recognized a corresponding loss of $1,231,577 and $957,316, respectively on derivative liability in conjunction with this revaluation during the three and nine months ended September 30, 2014, which combined with derivative liability expenses in excess of debt discount of $25,175 and $567,308 resulted in a total derivative liability expense of $1,256,750 and $1,524,624, respectively for the three and nine months ended September 30, 2014.

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Debt Derivative Liability
Balance, December 31, 2013	$-
Additions	846,959
Change in fair value of derivative liabilities	957,316
Balance, September 30, 2014	$1,804,275

NOTE 11. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of September 30, 2014 and December 31, 2013: Common Stock, $0.001 par value: shares issued and outstanding of 138,166,667 and 71,666,667, respectively.

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

On November 25, 2013, the Company issued a total of 166,667 shares of common stock, valued at $0.15 per share totaling $25,000, to the former CEO of the Company for services rendered.

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

For the Nine Months Ended September 30, 2014 and 2013

NOTE 12. SUBSEQUENT EVENTS

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the nine months ended September 30, 2014.

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

Results of Operations for the Three Months Ended September 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties was $0 for the three months ended September 30, 2014 a decrease of $14,014 or 100.0% from $14,014 for the three months ended September 30, 2013. The decrease is primarily due to a $14,014 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $152,877 for the three months ended September 30, 2014, a decrease of $173,162, or 53.1%, from $326,039 for the three months ended September 30, 2013. The decrease is primarily due to a $290,000 decrease in stock based compensation, offset by an increase in professional fees of $105,347, an increase in officer compensation of $7,534, and an increase in administrative expenses of $3,957.

Other Expenses:

Other expenses were $1,320,911 for the three months ended September 30, 2014, an increase of $1,317,596, or 39746.5%, from $3,315 for the three months ended September 30, 2013. The increase is primarily due to the change in derivative liabilities of $1,256,750, amortization of debt discount of $55,442, and an increase in accrued interest on notes payable of $5,404.

Net Loss:

As a result of the above factors, we recognized net loss of $1,473,788 for the three months ended September 30, 2014, as compared to a net loss of $343,368 for the three months ended September 30, 2013, an increase of $1,130,420, or 329.2%.

Results of Operations for the Nine Months Ended September 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties was $0 for the nine months ended September 30, 2014, a decrease of $6,514,014, or 100.0%, from $6,514,014 for the nine months ended September 30, 2013. The decrease is primarily due to a $6,514,014 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $206,209 for the nine months ended September 30, 2014, a decrease of $161,146, or 43.9%, from $367,355 for the nine months ended September 30, 2013. The decrease is primarily due to a $290,000 decrease in stock based compensation, a $12,277 decrease in geology service fees and a decrease in administrative expenses of $2,598, offset by an increase of $136,445 for professional fees, and an increase in officer compensation of $7,284.

Other Expenses:

Other expenses were $1,629,048 for the nine months ended September 30, 2014, a decrease of $1,625,034, or 40484.2%, from $4,014 for the nine months ended September 30, 2013. The decrease is primarily due to a change in derivative liabilities of $1,524,624, amortization of debt discount of $85,737 and an increase in accrued interest on notes payable of $14,673.

Net Loss:

As a result of the above factors, we recognized net loss of $1,835,257 for the nine months ended September 30, 2014, as compared to a net loss of $6,885,383 for the nine months ended September 30, 2013, a decrease of $5,050,126, or 73.3%.

Liquidity and Capital Resources

As of September 30, 2014, the Company had a stockholders’ deficit of $1,996,277. For the nine months ended September 30, 2014 and 2013, the Company had a net loss of $1,835,257 and $6,885,383, respectively. At September 30, 2014, the Company had working capital deficit of $1,996,277 compared to $175,820 at December 31, 2013.

Net cash used in operating activities was $56,382 for the nine months ended September 30, 2014, compared to net cash used in operating activities of $73,769 for the nine months ended September 30, 2013. Along with the Company’s net loss of $1,835,257, the decrease of $17,387 for net cash used in operating activities was primarily due to decrease in stock based compensation of $290,000, and an impairment of investments and mining properties of $6,514,014 in 2013, along with increase common stock issued for services of $19,800, a change in derivative liabilities of $1,524,624, amortization of debt discount of $85,737, convertible promissory notes issued for services of $20,000, amortization of prepaid expenses of $88,629, an increase in related party accrued expenses of $20,462, and an increase in accrued interest of $18,087 in 2014.

Net cash used in investing activities was $0 for the nine months ended September 30, 2014 and 2013.

Net cash provided by financing activities amounted to $43,800 for the nine months ended September 30, 2014, compared to $156,000 net cash provided by financing activities for the nine months ended September 30, 2013 representing a decrease of $112,200.  This was due to proceeds from notes payable of $150,000 and proceeds from a related party loan payable of $6,000 in 2013, as compared to proceeds from convertible notes payable of $30,000, proceeds from a related party loan payable of $3,800, and an issuance of common stock for cash of $10,000 in 2014.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $1,835,257 and $6,885,383 during the nine months ended September 30, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2014 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of September 30, 2014 and December 31, 2013, the Company had working capital deficits of $1,996,277 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current nine months ending September 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand. Accrued interest was $6,959 as of September 30, 2014.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $12,055 as of September 30, 2014.

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds.  There is no interest associated with this note and the note matures on August 7, 2015.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $61,967 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $1,033. Accrued interest was $3,843 as of September 30, 2014.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed.   See Note 10 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $1,677 as of September 30, 2014.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $10,203 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $96,204. Accrued interest was $1,185 as of September 30, 2014.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743.   See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $8,614 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $49,130. Accrued interest was $460 as of September 30, 2014.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175.  See Note 10 for treatment of derivative liability associated with convertible notes payable. For the period ended September 30, 2014, the Company amortized $4,953 of debt discount related to this note, and as of September 30, 2014, the unamortized debt discount related to this note is $47,547. An interest payment of $600 was made toward the balance of accrued interest, which exceeds the amount accrued through September 30, 2014. As a result, accrued interest was ($298) as of September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15€ and 15d-15€ under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

On September 18, 2014, the Company issued four million and five hundred thousand (4,500,000) of its common stock at a price of $0.0044 per share totaling $19,800 to an unrelated third party for legal services rendered.

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

