Form 10-Q/A
period 2014-09-30
Western Graphite Inc.
filed 2015-02-06
CIK 1389294

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

Explanatory Note

The purpose of this Amendment No 1 to Western Graphite Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 is to amend the cover page to disclose that the registrant has filed all of its reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the prior 12 months and has submitted electronically and posted on its corporate web site all of its Interactive Data Files required to be filed during the past 12 months.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 904 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the registrant's original Form 10-Q is being amended by this Form 10-Q/A.

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

Western Graphite Inc.

Dated: February 6, 2015	By:	/s/David Wimberly
David Wimberly, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)