Form 10-K
period 2014-12-31
Western Graphite Inc.
filed 2015-04-14
CIK 1389294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of June 30, 2014, the aggregate market value of voting common stock held by non-affiliates of the Registrant (43,666,667 shares) was approximately $436,666.67.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  153,275,238 shares as of April 10, 2015.

WESTERN GRAPHITE INC.

FORM 10-K

DECEMBER 31, 2014

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

Recent Developments

On April 1, 2015, the Company’s Board of Directors appointed Jennifer Andersen to fill an existing vacancy on the Board of Directors. On the same date, subsequent to Ms. Andersen’s appointment as a director, David Wimberly resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and as a director. Ms. Andersen was elected as the Company’s Chief Executive Officer. Concurrently therewith, Mark Corrao was appointed to fill the vacancy on the Board resulting from the resignation of David Wimberly. Additionally, Mr. Corrao was elected as the Company’s Chief Financial Officer and Secretary.

As part of Mr. Wimberly’s resignation from the Board of Directors and as an officer of the Company, Mr. Wimberly received a payment of $3,000, the transfer of six million (6,000,000) shares of common stock held by Guelph Partners, which is an entity owned by Mr. Wimberly, and a promissory note for $16,000 due on six month anniversary of the issuance date. The payment, the shares and the note were in settlement of Mr. Wimberly’s employment agreement which was cancelled as a result of his resignation. Additionally, 30,000,000 shares of common stock held by Guelph Partners will not be cancelled because such shares have been pledged as collateral for a note. As of April 13, 2015, the cancellation of the remaining shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the second quarter of 2015.

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

Employees and Employment Agreements

There are no formal employment agreements between the Company and any current employee as of December 31, 2014, except that on July 1, 2014, the Company entered into an employment agreement with David Wimberly, who became the Company’s Chief Executive Officer on August 26, 2014. On March 17, 2015, Mr. Wimberly resigned as an officer and director of the Company. As a result, his employment agreement is no longer in effect. The terms of Mr. Wimberly’s resignation are set forth above under the section entitled “Recent Developments”.

ITEM 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. Properties

On March 4, 2013, the Company entered into an agreement with Seyit Kucuk for the acquisition of five claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. Under Section 3(b) of the Agreement, the Company was required to make two cash payments to the Seller: (i) USD$750,000 approximately six months after the listing on the OTCBB exchange (“First Payment”) and (ii) USD$750,000 approximately six months after the First Payment (the “Second Payment; and together with the First Payment, the “Payments”). The Payments were conditioned upon the Company closing two subsequent financings (the “Trigger Event”). However, the Trigger Event never occurred and, consequently, the Company never made any of the Payments. The Seller has not contacted the Company, in writing, by telephone or otherwise, regarding the Agreement or the Payments. The Seller has not taken actions or made any deliveries required of the Seller under the Agreement. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property during the year ended December 31, 2013.

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note.

As a result of the transactions described above, we have interests in the following real properties:

(1)	Five claims located in the Omineca Mining Division of the Province of British Columbia. The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty. In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property during the year ended December 31, 2013.; and
(2)	Mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note.

We occupy office space at 1045 East Washington Street, Monticello, FL 32344.

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

Fiscal 2014	Low	High
First Quarter	$0.054	$0.1099
Second Quarter	0.005	0.07
Third Quarter	0.0041	0.018
Fourth Quarter	0.0035	0.012

Fiscal 2013	Low	High
First Quarter	$-	$-
Second Quarter	0.38	1.76
Third Quarter	0.19	0.55
Fourth Quarter	0.09	0.19

As of April 10, 2015, we had 15 record holders of our common stock. We have paid no cash dividends and have no outstanding options.

Recent Sales of Unregistered Securities

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

On November 13, 2014, the Company issued 2,430,000 shares of common stock, valued at $0.0035 per share totaling $8,505, to a related party for consulting services regarding the financing and management of the Company’s business.

On December 30, 2014, the Company issued 6,250,000 shares of common stock upon the conversion of $2,750 of a principal of a convertible note.

Securities authorized for issuance under equity compensation plans

On July 30, 2013, the Company’s Board of Directors approved the adoption of the 2013 Stock Option Plan, which permits the Company to issue up to 10,665,000 shares of common stock to directors, officers, employees and consultants upon the exercise of stock options granted under the 2013 Stock Option Plan. No grants have been made under the 2013 Stock Option Plan.

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

Transfer Agent

The company has retained Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, as transfer agent for the year ended December 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This annual report on Form 10-K and other reports filed by Western Graphite Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2014.

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

Recent Developments

On April 1, 2015, the Company’s Board of Directors appointed Jennifer Andersen to fill an existing vacancy on the Board of Directors. On the same date, subsequent to Ms. Andersen’s appointment as a director, David Wimberly resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and as a director. Ms. Andersen was elected as the Company’s Chief Executive Officer. Concurrently therewith, Mark Corrao was appointed to fill the vacancy on the Board resulting from the resignation of David Wimberly. Additionally, Mr. Corrao was elected as the Company’s Chief Financial Officer and Secretary.

As part of Mr. Wimberly’s resignation from the Board of Directors and as an officer of the Company, Mr. Wimberly received a payment of $3,000, the transfer of six million (6,000,000) shares of common stock held by Guelph Partners, which is an entity owned by Mr. Wimberly, and a promissory note for $16,000 due on six month anniversary of the issuance date. The payment, the shares and the note were in settlement of Mr. Wimberly’s employment agreement which was cancelled as a result of his resignation. Additionally, 30,000,000 shares of common stock held by Guelph Partners will not be cancelled because such shares have been pledged as collateral for a note. As of April 13, 2015, the cancellation of the remaining shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the second quarter of 2015.

Results of Operations for the Year Ended December 31, 2014 and 2013

Revenue:

We have generated no revenues to date.

Operating Expenses:

Impairment of investments and mining properties was $0 for the year ended December 31, 2014, a decrease of $6,539,014, or 100.0%, from $6,539,014 for the year ended December 31, 2013. The decrease is primarily due to a $6,539,014 impairment of assets in 2013 related to the mining properties.

General and administrative expenses were $359,112 for the year ended December 31, 2014, a decrease of $72,524, or 16.8%, from $431,636 for the year ended December 31, 2013. The decrease is primarily due to a $290,000 decrease in stock based compensation, a $10,711 decrease in geology service fees and a decrease in capital raise fees of $28,482, offset by an increase of $87,621 for professional fees, and an increase in consulting fees of $172,845.

Other Expenses:

Other expenses were $943,597 for the year ended December 31, 2014, an increase of $935,802, or 12005.2%, from $7,795 for the year ended December 31, 2013. The increase is primarily due to a change in derivative liabilities of $744,976, amortization of debt discount of $165,724 and an increase in accrued interest on notes payable of $25,102.

Net Loss:

As a result of the above factors, we recognized net loss of $1,302,709 for the year ended December 31, 2014, as compared to a net loss of $6,978,445 for the year ended December 31, 2013, a decrease of $5,675,736, or 81.3%.

Liquidity and Capital Resources

As of December 31, 2014, the Company had a stockholders’ deficit of $1,452,474. For the year ended December 31, 2014 and 2013, the Company had a net loss of $1,302,709 and $6,978,445, respectively. At December 31, 2014, the Company had working capital deficit of $1,452,474 compared to $175,820 at December 31, 2013.

Net cash used in operating activities was $65,536 for the year ended December 31, 2014, compared to net cash used in operating activities of $137,759 for the year ended December 31, 2013. Along with the Company’s net loss of $1,302,709, the decrease of $72,223 for net cash used in operating activities was primarily due to a decrease in stock based compensation of $290,000, and an impairment of investments and mining properties of $6,514,014 in 2013, along with a change in derivative liabilities of $744,976, amortization of debt discount of $165,724, convertible promissory notes issued for services of $20,000, amortization of prepaid expenses of $172,845, a promissory note issued for services of $20,000, an increase in related party accrued expenses of $45,841, and an increase in accrued interest of $24,501 in 2014.

Net cash used in investing activities was $0 for the year ended December 31, 2014 and 2013.

Net cash provided by financing activities amounted to $47,250 for the year ended December 31, 2014, compared to $156,000 net cash provided by financing activities for the year ended December 31, 2013 representing a decrease of $108,750.  This was due to proceeds from notes payable of $150,000 and proceeds from a related party loan payable of $6,000 in 2013, as compared to proceeds from convertible notes payable of $30,000, proceeds from a related party loan payable of $4,250, proceeds from a third party loan payable of $3,000, and an issuance of common stock for cash of $10,000 in 2014.

Going Concern

The Company’s financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $1,302,709 and $6,978,445 during the years ended December 31, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of December 31, 2014 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of December 31, 2014 and 2013, the Company had working capital deficits of $1,452,474 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report. Please refer Note 2 – Summary of Significant Accounting Policies in the notes to the financial statements.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current year ending December 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has early adopted this new standard for the fiscal year ending December 31, 2014.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand. Accrued interest was $8,219 and $3,220 as of December 31, 2014 and 2013, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash.  The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $14,575 and $4,575 as of December 31, 2014 and 2013, respectively.

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the former CEO of the Company in exchange for the acquisition of mining deeds.  There is no interest associated with this note and the note matures on August 7, 2015.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456.   See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $63,000 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $0. Accrued interest was $7,224 as of December 31, 2014. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed.   See Note 11 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $2,684 as of December 31, 2014. On December 30, 2014, the holder of this convertible promissory note elected to convert $2,750 of principal to 6,250,000 shares of common stock at a share price of $0.00044 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408.   See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $37,024 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $69,384. Accrued interest was $4,265 as of December 31, 2014.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743.   See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $37,964 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $19,779. Accrued interest was $1,997 as of December 31, 2014. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175.  See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $27,736 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $24,764. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $1,044 as of December 31, 2014.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues interest at 6% per annum and is due on June 7, 2015.  Accrued interest was $82 as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Western Graphite, Inc.

(formerly Lucky Strike Explorations, Inc.)

We have audited the accompanying balance sheets of Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency and cash flows for the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.) at December 31, 2014 and 2013, and the results of its operations and its cash flows for the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses from operations, working capital deficit and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

April 13, 2015

New York, New York

Western Graphite, Inc.
(formerly Lucky Strike Explorations, Inc.)
BALANCE SHEETS

	December 31,
	2014	2013
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$28	$18,314
Prepaid expenses	122,655	-
Investments, net	-	986
Total Current Assets	122,683	19,300

Property and equipment, net	-	-

TOTAL ASSETS	$122,683	$19,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,200	$-
Accrued expenses - related party	45,841	-
Convertible notes payable, net	228,823	-
Derivative liabilities	1,024,627	-
Loans payable - related parties	41,575	37,325
Loan payable	3,000	-
Accrued interest	40,091	7,795
Note payable - related party	15,000	-
Notes payable	170,000	150,000
Total Current Liabilities	1,575,157	195,120

LONG TERM LIABILITIES
Note payable - related party	-	15,000
TOTAL LIABILITIES	1,575,157	210,120

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 shares authorized, 146,846,667 and 71,666,667 shares issued and outstanding, respectively	146,847	71,667
Additional paid-in capital	6,783,208	6,817,333
Accumulated deficit	(8,382,529)	(7,079,820)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,452,474)	(190,820)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$122,683	$19,300

The accompanying notes are an integral part of these financial statements

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
		(Restated)
REVENUES
Revenues	$-	$-
TOTAL REVENUES	-	-

OPERATING EXPENSES
Impairment of investments and mining properties	-	6,539,014
General and administrative expenses	359,112	431,636
TOTAL OPERATING EXPENSES	359,112	6,970,650

LOSS FROM OPERATIONS	(359,112)	(6,970,650)

OTHER EXPENSE
Interest expense	(32,897)	(7,795)
Change in fair value of derivative liabilities	(744,976)	-
Amortization of debt discount	(165,724)	-
TOTAL OTHER EXPENSE	(943,597)	(7,795)

NET LOSS	$(1,302,709)	$(6,978,445)

Basic and diluted loss per share	$(0.01)	$(0.10)

Weighted average number of common shares outstanding	96,733,297	68,952,055

The accompanying notes are an integral part of these financial statements

Western Graphite, Inc.
(formerly Lucky Strike Explorations, Inc.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2012	58,000,000	$58,000	$16,000	$(101,375)	$(27,375)

Common stock issued for investments and mining purchases	13,000,000	13,000	6,487,000	-	6,500,000

Common stock issued for stock based compensation	500,000	500	289,500	-	290,000

Common stock issued for services rendered	166,667	167	24,833	-	25,000

Net loss	-	-	-	(6,978,445)	(6,978,445)

BALANCE, DECEMBER 31, 2013	71,666,667	71,667	6,817,333	(7,079,820)	(190,820)

Common stock issued for cash	62,000,000	62,000	(52,000)	-	10,000

Common stock issued for services rendered	6,930,000	6,930	21,375	-	28,305

Conversion of debt to common stock	6,250,000	6,250	(3,500)	-	2,750

Net loss	-	-	-	(1,302,709)	(1,302,709)

BALANCE, DECEMBER 31, 2014	146,846,667	$146,847	$6,783,208	$(8,382,529)	$(1,452,474)

The accompanying notes are an integral part of these financial statements

Western Graphite, Inc. (formerly Lucky Strike Explorations, Inc.)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,302,709)	$(6,978,445)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for services	28,305	25,000
Stock based compensation	-	290,000
Impairment on investment	986	1,514,014
Impairment on asset purchase	-	5,000,000
Change in fair value of derivative	744,976	-
Amortization of debt discount	165,724	-
Convertible promissory notes issued for services	20,000	-
Amortization of prepaid consulting fees	172,845	-
Promissory note issued for services	20,000	-
Changes in operating assets and liabilities:
Deposits	-	3,937
Accounts payable and accrued expenses	6,200	(60)
Accrued expenses - related party	45,841	-
Accrued interest	32,296	7,795

NET CASH USED IN OPERATING ACTIVITIES	(65,536)	(137,759)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	150,000
Proceeds from convertible notes payable	30,000	-
Proceeds from loans payable - related parties	4,250	6,000
Proceeds from loan payable	3,000	-
Issuance of common stock for cash	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,250	156,000

Net (decrease) increase in cash	(18,286)	18,241

Cash, beginning of year	18,314	73

Cash, end of year	$28	$18,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$600	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment	$-	$1,500,000
Common stock issued for asset purchase	$-	$5,000,000
Promissory note issued for acquisition of mining deeds	$-	$15,000
Debt discount on convertible promissory notes	$279,651	$-
Convertible promissory notes issued for prepaid consulting fees	$295,500	$-
Conversion of debt to common stock	$2,750	$-

The accompanying notes are an integral part of these financial statements

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (f/k/a Lucky Strike Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

On August 26, 2014, the Chairman and Chief Executive Officer (“CEO”) of the Company, Lauren Notar, resigned and David Wimberly became the new Chairman, CEO and Chief Financial Officer (“CFO”) of the Company. On April 1, 2015 David Wimberly resigned as an officer and director of the Company and Jennifer Andersen was appointed as CEO and director and Mark Corrao was appointed as CFO and a director of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s policy is to maintain its books and prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of December 31, 2014 and 2013, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the years ended December 31, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company currently has convertible debt, which, if converted, as of December 31, 2014, would have caused the Company to issue diluted shares totaling 268,980,788. The Company had no potentially dilutive commitments to issue common stock as of December 31, 2013.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,024,627)	$(1,024,627)

CONVERTIBLE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

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

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the years ended December 31, 2014 and 2013, total asset impairment was $0 and $5,000,000, respectively.

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

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

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

For the years ended December 31, 2014 and 2013, the Company had stock based compensation totaling $0 and $290,000, respectively.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal year ending December 31, 2013 and the current year ending December 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has early adopted this new standard for the fiscal year ending December 31, 2014.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 3. GOING CONCERN

The Company’s financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $1,302,709 and $6,978,445 during the years ended December 31, 2014 and 2013, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of December 31, 2014, and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of December 31, 2014 and 2013, the Company had working capital deficits of $1,452,474 and $175,820, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INVESTMENT IN MINING PROPERTIES

On February 27, 2013, the Company acquired all the rights, title and interest in certain lands covering approximately 495 hectares known as the Amorf Graphite property located in the district of Bozyazi, in the village of Cabukkoyaoi, Mersin Province, Turkey.  The Company acquired the rights to the property pursuant to an agreement with Dr. Ahment Unsai in exchange for 3,000,000 shares, of the Company’s common stock valued at $0.50 per shares for a total of $1,500,000, along with two future payments totaling $1,500,000. As of February 27, 2013, the Company does not have control of the property and therefore has accounted for the acquisition as an investment. The Company no longer is pursuing the purchase of the Amorf Graphite property, and thus the remaining terms of the deal have nullified. The Company has determined that the fair market value of the Amorf Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $1,500,000 and corresponding impairment expense on the rights to the property during the year ended December 31, 2013.

On March 4, 2013, the Company entered into an agreement with Seyit Kucuk for the acquisition of five claims located in the Omineca Mining Division of the Province of British Columbia.  The claims, which cover approximately 2,524 hectares, are known as the Pure Flake Graphite property and are subject to a 2% net milling royalty.  In consideration for the acquisition of these claims, the Company issued 10,000,000 shares, valued at $0.50 per shares for a total of $5,000,000, of the company’s restricted common stock. The Company has determined that the fair market value of the Pure Flake Graphite property cannot be reliably determined and therefore it has deemed a total impairment of $5,000,000 and corresponding impairment expense on the property during the year ended December 31, 2013.

On August 7, 2013, the Company acquired mining claims for mineral tenures which cover approximately 2,464 hectares, in British Columbia, Canada, from a related party through the issuance of a $15,000 unsecured promissory note. The Company has determined that the fair market value of the deeds cannot be reliably determined and the only value that can be supported for these deeds is the acquisition fee price paid initially by the original owner of the deeds. The acquisition price at the time of original purchase on March 29, 2012 was $0.40 per hectare, or $986, resulting in an impairment of $14,014 during the year ended December 31, 2013. On July 28, 2014, the mining claims expired, resulting in the Company impairing the remaining $986, and writing off and reversing the full value of the mining claims and the full impairment of $15,000.

NOTE 5. ACCRUED EXPENSES – RELATED PARTY

As stated in the employment agreement for David Wimberly, Chairman and CEO of the Company, on July 1, 2014, compensation in the amount of $7,500, along with $1,200 in reimbursable rent paid on behalf of the Company, is being accrued monthly for a term of five years. From July 1, 2014 through August 25, 2014, Mr. Wimberly was appointed as Chief Operating Officer of the Company, until he was appointed CEO on August 26, 2014. As of December 31, 2014, the balance in accrued expenses – related party is $45,841.

Upon the CEO’s resignation on April 1, 2015, the outstanding balance due on the accrued expenses – related party balance to the CEO through April 1, 2015 has been forgiven in full.

The Company uses the services of The CFO Squad for services related to the preparation of our financial statements and other accounting matters. Mark Corrao, our Chief Financial Officer, is a principal of The CFO Squad. During 2014, we paid The CFO Squad $7,500 for its services.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 6. LOANS PAYABLE – RELATED PARTIES

On September 22, 2014 and October 23, 2014, the Company received proceeds of $3,800 and $450, respectively, from the former CEO of the Company, through a business entity in which the former CEO is a partner in, for working capital. The loan is non-interest bearing and is due on demand. Upon the CEO’s resignation on April 1, 2015, the outstanding balance due on the loans payable – related parties balance to the CEO through April 1, 2015 has been forgiven in full.

As of December 31, 2014, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

As of December 31, 2014 and 2013, the balance of loans payable – related parties is $41,575 and $37,325, respectively.

NOTE 7. LOAN PAYABLE

On November 7, 2014, the Company received proceeds of $3,000, from an unrelated third party, for working capital. The loan is non-interest bearing and is due on demand.

NOTE 8. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the former CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

NOTE 9. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $8,219 and $3,220 as of December 31, 2014 and 2013, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $14,575 and $4,575 as of December 31, 2014 and 2013, respectively.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues interest at 6% per annum and is due on June 7, 2015.  Accrued interest was $82 as of December 31, 2014.

NOTE 10. CONVERTIBLE NOTES PAYABLE

At December 31, 2014 and 2013, convertible notes and debentures consisted of the following:

	December 31, 2014	December 31, 2013
Convertible notes payable	$342,750	$-
Unamortized debt discount	(113,927)	-
Carrying amount	$228,823	$-

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456.   See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $63,000 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $0. Accrued interest was $7,224 as of December 31, 2014. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed.   See Note 11 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $2,684 as of December 31, 2014. On December 30, 2014, the holder of this convertible promissory note elected to convert $2,750 of principal to 6,250,000 shares of common stock at a share price of $0.00044 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408.   See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $37,024 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $69,384. Accrued interest was $4,265 as of December 31, 2014.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743.   See Note 11 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company amortized $37,964 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $19,779. Accrued interest was $1,997 as of December 31, 2014. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175.  See Note 11 for treatment of derivative liability associated with convertible notes payable. For the period ended December 31, 2014, the Company amortized $27,736 of debt discount related to this note, and as of December 31, 2014, the unamortized debt discount related to this note is $24,764. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $1,044 as of December 31, 2014.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 11. DERIVATIVE LIABILITY

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

At December 31, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.17 and 1.00 years, a risk free rate at 0.25%, and annualized volatility at 332.62%, and determined that, during the period ended December 31, 2014, the Company’s derivative liability increased to $1,024,627. The Company recognized a corresponding loss of $177,668 on derivative liability in conjunction with this revaluation during the year ended December 31, 2014, which combined with derivative liability expenses in excess of debt discount of $567,308 resulted in a total derivative liability expense of $744,976 for the year ended December 31, 2014.

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:

Debt Derivative Liability
Balance, December 31, 2013	$-
Additions	846,959
Change in fair value of derivative liabilities	177,668
Balance, December 31, 2014	$1,024,627

NOTE 12. INCOME TAXES

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

For the years ended December 31,	2014	2013

Income tax benefit at Federal statutory rate of 35%	$(137,203)	$(153,801)
State Income tax benefit, net of Federal effect	-	-
Permanent and other differences	-	-

Change in valuation allowance	137,203	153,801
Total	$-	$-

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

The Company did not have deferred tax assets or liabilities for the years ended December 31, 2014 and 2013.

At December 31, 2014, the Company has available net operating losses of approximately $933,000 which may be carried forward to apply against future taxable income. These losses will expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2014, 2013 and 2012 and may be subject to penalties for noncompliance.

NOTE 13. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2014 and 2013: Common Stock, $0.001 par value: shares issued and outstanding of 146,846,667 and 71,666,667, respectively.

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

On September 18, 2014, the Company committed to issue 4,500,000 shares of common stock, valued at $0.0044 per share totaling $19,800 to an unrelated third party for legal services rendered.

WESTERN GRAPHITE INC.

(FORMERLY LUCKY STRIKE EXPLORATIONS, INC.)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

On November 13, 2014, the Company issued 2,430,000 shares of common stock, valued at $0.0035 per share totaling $8,505 to a related party for consulting services regarding the financing and management of the Company’s business.

On December 30, 2014, the Company issued 6,250,000 shares of common stock to the holder of the $50,000 convertible promissory note issued on May 1, 2014 for a conversion of $2,750 in principal at a share price of $0.00044 per share.

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

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these financial statements, has determined that no additional disclosures are required.

On February 2, 2015, the Company issued a convertible promissory note for $43,000 in cash. The note is due on November 4, 2015, and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder.

On April 1, 2015, the Chairman and CEO of the Company, David Wimberly, resigned and Jennifer Andersen became the new Chairman and CEO of the Company. As part of Mr. Wimberly’s resignation from the Board of Directors and as an officer of the Company, Mr. Wimberly received a payment of $3,000, the transfer of six million (6,000,000) shares of common stock held by Guelph Partners, which is an entity owned by Mr. Wimberly, and a promissory note for $16,000 due on six month anniversary of the issuance date. The payment, the shares and the note were in settlement of Mr. Wimberly’s employment agreement which was cancelled as a result of his resignation. Additionally, 30,000,000 shares of common stock held by Guelph Partners will not be cancelled because such shares have been pledged as collateral for a note. As of April 13, 2015, the cancellation of the remaining shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the second quarter of 2015.

On April 7, 2015, the Company issued 6,428,571 shares of common stock to the holder of a $50,000 convertible note issued on May 2014 for a conversion of $2,250 of principal at a conversion price of $0.00035.

On April 9, 2015, the Company issued a convertible promissory note for $15,000 cash. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part iii

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of the Company’s Board of Directors (the “Board”) and executive officers, and the positions held by each:

Name	Age	Position	Director/Officer Since
Jennifer Andersen	28	Chief Executive Officer	April 1, 2015
Mark Corrao	57	Chief Financial Officer and Secretary	April 1, 2015

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

Business Experience

Jennifer Andersen – Chief Executive Officer

Since April 2014, Jennifer Andersen has served as Vice President of Operations of CorProminence, a New York-based investor relations firm. From April 2012 to April 2014, she was an Operations Executive at Satori Laser, the largest laser center in NYC and Long Island. From January 2010 to April 2012, Ms. Andersen was the executive assistant to the Chief Executive Officer of Helping Now Network, a Miami-based non-profit that provides foreclosure defense services to homeowners. From January 2005 to January 2010, Ms. Andersen was an Operations Manager for the Boston/Salem, NH region at Express, a publicly traded apparel retailer (NYSE: EXPR). Ms. Andersen earned a B.A. in Economics from The University of Massachusetts, Lowell campus in 2009.

Mark Corrao – Chief Financial Officer

Mark Corrao has been a Partner of The Mariner Group since 2013 and continues to serve as the Managing Director of The CFO Squad since the merger of The Mariner Group LLC and The CFO Squad. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies in a wide range of businesses and industries. Mr. Corrao also serves as the CFO of KannaLife Sciences, Inc., a developer of pharmaceutical products from plants, since 2012. In 2012, Mr. Corrao served as the CFO of Business Efficiency Experts, Inc., a professional service provider in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). Prior to that, Mr. Corrao served as a Director from 2001 to 2013 and the CFO from 2001 to 2010 of StrikeForce Technologies, Inc.,a publicly traded company that specializes in Cyber Security solutions for the prevention of Identity Theft and Data Breaches. Mr. Corrao received a B.S. Degree in Public Accounting from City University of New York - Brooklyn College. Mr. Corrao is a director of Success Holdings Group (OTC QB: SHGT) and he has an ownership interests in DME Securities, a FINRA-registered brokerage firm.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied, except that (i) Harry Bydgnes did not file a Form 3 upon becoming a director of the Company on July 1, 2011, which was required to be filed by July 11, 2013, (ii) Harry Bydgnes did not file a Form 4 for 250,000 shares of common stock issued to him on July 1, 2013 and (iii) David Wimberly did not file a Form 3 upon becoming a director of the Company on August 26, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

During 2014, we did not pay any compensation to any of our executive officers, except that we agreed to provide Mr. David Wimberly with monthly compensation of $7,500 per month for his services as an officer and director of the Company, of which $45,000 was paid during 2014. We also paid Lauren Notar, who was our Chief Executive Officer and a director, $18,500 during 2014 through the date of her resignation on August 26, 2014. There have been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years. During 2013, we did not pay any compensation to any of our executive officers, except that we agreed to provide Ms. Notar with monthly compensation of $6,500 for her services as an officer and director of the Company,of which we paid her $53,983 and we paid Harry Bygdines $12,000 for his services as an officer and director.

Outstanding Equity Awards at Fiscal Year End

We did not have any equity awards issued to executive officers during the fiscal year ended December 31, 2014.

Director Compensation

During the fiscal year ended December 31, 2014, we also agreed to provide Mr. Wimberly, our former officer and director, with monthly compensation of $7,500 per month for his services as an officer and director of the Company, of which $45,000 was paid during 2014. We also paid Lauren Notar, who was our Chief Executive Officer and a director, $18,500 during 2014 through the date of her resignation on August 26, 2014.

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

Compensation of Directors.  During the year ended December 31, 2014, we did not compensate our directors for acting as such except for the compensation paid to David Wimberly as described above.

ITEM 12. sECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of April 10, 2015 and immediately after the completion of this offering by each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common stock.

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

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on 153,275,238 shares of Common Stock issued and outstanding as of April 10, 2015.

Title of Class	Name and Address	Current Ownership		Current Ownership Percentage (1)

Current Executive Officers & Directors:

Common Stock	Jennifer Anderson c/o 1045 East Washington Street Monticello, FL 32344	-		-%
	Mark Corrao c/o 1045 East Washington Street Monticello, FL 32344
Total of All Current Officers and Directors		-		-%

5% Beneficial Owners:
Common Stock	Michael Noble 8290 W Sahara Ave Las Vegas, Nevada 89117	14,000,000		9.1%
Common Stock	Guelph Partners 2910 Kerry Forest Parkway D4-283 Tallahassee, FL 32309	74,430,000	(2)	48.6%
Common Stock	Seyit Kucuk Octopuz Cad. Setalti Sok No: 11/1 34347 Ortakoy Beskitas Istanbul, Turkey	10,000,000		6.5%

* Less than 1%

(1)	This percentage is based on 153,275,238 shares of common stock outstanding as of April 10, 2015.
(2)

Guelph Partners is owned by David Wimberly, who, on April 1, 2015, resigned as our Chief Executive Officer, Chief Financial Officer and our director. As part of that resignation, Mr. Wimberly agreed to cancel all shares held by Guelph Partners, except 6,000,000 shares of common stock which are to be retained by Mr. Wimberly and 30,000,000 shares of common stock which Guelph Partners has pledged as collateral for a note. As of April 10, 2015, the cancellation of the shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the second quarter of 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2014 and 2013 we owed $37,325 to Michael Noble, a former officer and director of the Company. The amount owed is non-interest bearing with no specific repayment terms. Mr. Noble made the loan to us in 2012 while he was an executive officer and director of the Company.

The Company uses the services of The CFO Squad for services related to the preparation of our financial statements and other accounting matters. Mark Corrao, our Chief Financial Officer, is a principal of The CFO Squad. During 2014, we paid The CFO Squad $7,500 for its services.

As stated in the employment agreement for David Wimberly, Chairman and CEO of the Company, on July 1, 2014, compensation in the amount of $7,500, along with $1,200 in reimbursable rent paid on behalf of the Company, is being accrued monthly for a term of five years. From July 1, 2014 through August 25, 2014, Mr. Wimberly was appointed as Chief Operating Officer of the Company, until he was appointed CEO on August 26, 2014. As of December 31, 2014, the balance in accrued expenses – related party is $45,841.

Upon the CEO’s resignation on April 1, 2015, the outstanding balance due on the accrued expenses – related party balance to the CEO through April 1, 2015 has been forgiven in full.

On August 7, 2013, the Company issued an unsecured promissory note for $16,000 to the former CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

ITEM 14. pRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid by us to RBSM LLP and George Stewart, CPA for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees	$45,000	$9,400
Audit Related Fees	7,500	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$52,500	$9,400

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by George Stewart, CPA in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2013 and by RBSM LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2014.

Audit Related Fees.  Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.  These services were provided by CFO Squad in connection with SEC reports we filed in the fiscal year ended December 31, 2014.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case by case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2014, were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are included with this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.3	Certificate of Change (3)
3.4	Bylaws (4)
4.1	$43,000 Convertible Promissory Note, dated February 2, 2015, issued in favor of KBM Worldwide, Inc. (5)
4.2	Promissory Note made as of April 1, 2015 by the Registrant in favor of David Wimberly (6)
10.1	2013 Stock Plan (7)
10.2	Form of Stock Option Agreement (8)
10.3	Stock Purchase Agreement I (9)
10.4	Stock Purchase Agreement II (10)
10.5	Securities Purchase Agreement, dated February 2, 2015, by and between Western Graphite Inc. and KBM Worldwide, Inc. (11)
10.6	Letter Agreement between the Registrant and David Wimberly, dated April 1, 2015 (12)
31.1	Sec. 302 Certification of Chief Executive Officer (Principal Executive Officer)
31.2	Sec. 302 Certification of Chief Financial Officer (Principal Financial and Accounting Officer)
32.1	Sec. 906 Certification of Chief Executive Officer (Principal Executive Officer)
32.2	Sec. 906 Certification of Chief Financial Officer (Principal Financial and Accounting Officer)
101 INS	NS XBRL Instance Document
101.SCH	SCH XBRL Schema Document
101.CAL	CAL XBRL Calculation Linkbase Document
101.DEF	DEF XBRL Definition Linkbase Document
101.LAB	LAB XBRL Label Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registration Statement on Form SB-2 (SEC File No. 333-140839) filed with the SEC on February 22, 2007 (the “SB-2”) and incorporated by reference herein.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2013 and incorporated by reference herein.
(3)	Filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 21, 2013 and incorporated by reference herein.
(4)	Filed as Exhibit 3.2 to the SB-2 and incorporated by reference herein.
(5)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2015 and incorporated by reference herein.
(6)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2015 and incorporated by reference herein.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 1, 2013 and incorporated by reference herein.
(8)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 1, 2013 and incorporated by reference herein.
(9)	Filed as Exhibit 1 to the Current Report on Form 8-K filed with the SEC on August 22, 2014 and incorporated by reference herein.
(10)	Filed as Exhibit 2 to the Current Report on Form 8-K filed with the SEC on August 22, 2014 and incorporated by reference herein.
(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2015 and incorporated by reference herein.
(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2015 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 14, 2015 by the undersigned thereunto duly authorized.

Western Graphite Inc.

Dated: April 14, 2015	By:	/s/ Mark Corrao
Mark Corrao, Chief Financial Officer and Secretary
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Mark Corrao	April 14, 2015
Mark Corrao, Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	Date

/s/ Jennifer Andersen	April 14, 2015
Jennifer Andersen, Chief Executive Officer (Principal Executive Officer)	Date

