Form 10-Q
period 2015-03-31
Western Graphite Inc.
filed 2015-05-15
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 172,025,238 shares as of May 12, 2015.

WESTERN GRAPHITE INC.

FORM 10-Q

MARCH 31, 2015

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II -- OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended March 31, 2015 immediately follow.

Western Graphite, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,204	$28
Prepaid expenses	50,558	122,655
Total Current Assets	56,762	122,683

TOTAL ASSETS	$56,762	$122,683

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,600	$6,200
Accrued expenses - related party	59,769	45,841
Convertible notes payable, net	306,040	228,823
Derivative liabilities	1,182,442	1,024,627
Loans payable - related parties	41,575	41,575
Loan payable	3,000	3,000
Accrued interest	55,801	40,091
Note payable - related party	15,000	15,000
Notes payable	170,000	170,000
Total Current Liabilities	1,848,227	1,575,157

TOTAL LIABILITIES	1,848,227	1,575,157

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 shares authorized, 146,846,667 and 146,846,667 shares issued and outstanding, respectively	146,847	146,847
Additional paid-in capital	6,783,208	6,783,208
Accumulated deficit	(8,721,520)	(8,382,529)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,791,465)	(1,452,474)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$56,762	$122,683

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014

REVENUES
Revenues	$-	$-
TOTAL REVENUES	-	-

OPERATING EXPENSES
General and administrative expenses	131,250	17,159
TOTAL OPERATING EXPENSES	131,250	17,159

LOSS FROM OPERATIONS	(131,250)	(17,159)

OTHER EXPENSE
Interest expense, net	(15,709)	(3,699)
Change in fair value of derivative liabilities	(114,815)	-
Amortization of debt discount	(77,217)	-
TOTAL OTHER EXPENSE	(207,741)	(3,699)

NET LOSS	$(338,991)	$(20,858)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	146,846,667	71,666,667

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,991)	$(20,858)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	114,815	-
Amortization of debt discount	77,217	-
Convertible promissory notes issued for services	18,000	-
Amortization of prepaid consulting fees	72,097	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,400	-
Accrued expenses - related party	13,928	-
Accrued interest	15,710	3,699

NET CASH USED IN OPERATING ACTIVITIES	(18,824)	(17,159)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	25,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	-

Net increase (decrease) in cash	6,176	(17,159)

Cash, beginning of period	28	18,314

Cash, end of period	$6,204	$1,155

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on convertible promissory notes	$43,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

NOTE 1. DESCRIPTION OF BUSINESS

Western Graphite Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s policy is to maintain its books and prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 2014 Form 10-K filed with SEC on April 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of March 31, 2015 and December 31, 2014, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the three months ended March 31, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

The Company currently has convertible debt, which, if converted, as of March 31, 2015, would have caused the Company to issue diluted shares totaling 484,028,804. The Company had no potentially dilutive commitments to issue common stock as of March 31, 2014.

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

The carrying amounts reported in the Company’s financial statements for cash, prepaid expenses, accounts payable and accrued expenses, and loans payable approximate their fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported in the balance sheet for its notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,182,442)	$(1,182,442)

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,024,627)	$(1,024,627)

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

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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

Through newly issued restricted common stock, the Company pays qualified contractors and advisors common shares in lieu of compensation for services provided including business development, management, technology development, consulting, legal services and accounting services.

For the three months ended March 31, 2015 and 2014, the Company had no stock based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ending December 31, 2014, and the current three months ending March 31, 2015, and the Company will continue to assess the impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-03 will have on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

NOTE 3.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $338,991 and $20,858 during the three months ended March 31, 2015 and 2014, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2015 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of March 31, 2015 and December 31, 2014, the Company had working capital deficits of $1,791,465 and $1,452,474, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4. PREPAID EXPENSES

The Company issued four separate convertible promissory notes totaling $295,500 in 2014 for consulting fees, which are being amortized over the term of the convertible promissory notes, with due dates ranging from October 2014 through August 2015. For the three months ended March 31, 2015 and 2014, the Company amortized consulting fees of $72,098 and $0, respectively. As of March 31, 2015 and December 31, 2014, the balance of these prepaid consulting fees was $50,558 and $122,655, respectively.

NOTE 5. ACCRUED EXPENSES – RELATED PARTY

As stated in the employment agreement for David Wimberly, Chairman and CEO of the Company, on July 1, 2014, compensation in the amount of $7,500, along with $1,200 in reimbursable rent paid on behalf of the Company, is being accrued monthly for a term of five years. From July 1, 2014 through August 25, 2014, Mr. Wimberly was appointed as Chief Operating Officer of the Company, until he was appointed CEO on August 26, 2014. As of March 31, 2014 and December 31, 2014, the balance for accrued expenses – related party is $59,769 and $45,841, respectively.

As a result of his termination on April 1, 2015, Mr. Wimberly has agreed to forgo all outstanding debts due him, and therefore, the Company will accept $59,769 of accrued expenses due him as capital in the second quarter of 2015.

NOTE 6. CONVERTIBLE NOTES PAYABLE

At March 31, 2015 and December 31, 2014, convertible notes and debentures consisted of the following:

	March 31, 2015	December 31, 2014
Convertible notes payable	$385,750	$342,750
Unamortized debt discount	(79,710)	(113,927)
Carrying amount	$306,040	$228,823

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company fully amortized $63,000 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $10,745 as of March 31, 2015. This convertible promissory note is currently in default.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

On May 1, 2014, the Company issued a convertible promissory note for $50,000 to an unrelated party. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $3,616 as of March 31, 2015. On December 30, 2014, the holder of this convertible promissory note elected to convert $2,750 of principal to 6,250,000 shares of common stock at a share price of $0.00044 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 to the former CEO of the Company for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $26,238 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $43,146. Accrued interest was $7,355 as of March 31, 2015.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $19,779 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $3,991 as of March 31, 2015. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $22,288 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $2,476. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $2,375 as of March 31, 2015.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

On February 2, 2015, the Company issued a convertible promissory note for $43,000 to an unrelated party. The note was issued for $25,000 in cash and $18,000 in payments towards services rendered. The note is due on November 4, 2015 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $73,687 on the date the note was executed. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $8,913 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $34,087. Accrued interest was $848 as of March 31, 2015.

NOTE 7. DERIVATIVE LIABILITY

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

For the year ended December 31, 2014, the Company valued the initial conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.5 to 1.00 year, average risk free rates of between 0.10% and 0.12%, and annualized volatility of between 190.42% and 271.67% to record derivative liabilities of $846,959. For the three months ended March 31, 2015, the Company valued the initial conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.76 year, average risk free rate of 0.17%, and annualized volatility of 373.19% to record derivative liabilities of $73,687.

At March 31, 2015, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.41 and 1.00 years, a risk free rate between 0.14% and 0.26%, and annualized volatility at 373.19%, and determined that, during the three months ended March 31, 2015, the Company’s derivative liability increased to $1,182,442. The Company recognized a corresponding loss of $84,128 on derivative liability in conjunction with this revaluation during the year ended March 31, 2015, which combined with derivative liability expenses in excess of debt discount of $30,687 resulted in a total derivative liability expense of $114,815 for the three months ended March 31, 2015.

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

Debt Derivative Liability
Balance, December 31, 2014	$1,024,627
Additions	73,687
Change in fair value of derivative liabilities	84,128
Balance, March 31, 2015	$1,182,442

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

NOTE 8. LOAN PAYABLE – RELATED PARTY

On September 22, 2014 and October 23, 2014, the Company received proceeds of $3,800 and $450, respectively, from the former CEO of the Company, through a business entity in which the former CEO is a partner in, for working capital. The loan is non-interest bearing and is due on demand.

As a result of his termination on April 1, 2015, Mr. Wimberly has agreed to forgo all outstanding debts due him, and therefore, the Company will accept $4,250 of loans payable due him as capital in the second quarter of 2015.

As of March 31, 2015, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

As of March 31, 2015 and December 31, 2014, the balance of loans payable – related parties is $41,575 and $41,575, respectively.

NOTE 9. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015.

NOTE 10. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $9,452 and $8,219 as of March 31, 2015 and December 31, 2014, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $17,041 and $14,575 as of March 31, 2015 and December 31, 2014, respectively.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues interest at 6% per annum and is due on June 7, 2015. Accrued interest was $378 and $82 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 11. STOCKHOLDERS’ DEFICIENCY

The stockholders deficiency section of the Company contains the following class of capital stock as of March 31, 2015 and December 31, 2014: Common Stock, $0.001 par value: shares issued and outstanding of 146,846,667 and 146,846,667, respectively.

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

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

On April 1, 2015, the Chairman and CEO of the Company, David Wimberly, resigned and Jennifer Andersen became the new Chairman and CEO of the Company. As part of Mr. Wimberly’s resignation from the Board of Directors and as an officer of the Company, Mr. Wimberly received a payment of $3,000, the transfer of 6,000,000 shares of common stock held by Guelph Partners, which is an entity owned by Mr. Wimberly, and a promissory note for $16,000 due on six month anniversary of the issuance date, bearing compounded interest of 6% per annum monthly. The payment, the shares and the note were in settlement of Mr. Wimberly’s employment agreement which was cancelled as a result of his resignation, and Mr. Wimberly has agreed to forgo all outstanding debts due him as of April 1. Additionally, 30,000,000 shares of common stock held by Guelph Partners will not be cancelled because such shares have been pledged as collateral for a note. As of May 13, 2015, the cancellation of the remaining shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the second quarter of 2015.

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

On May 7, 2015, the Company issued 12,500,000 shares of common stock to the holder of a convertible note for a conversion of $5,000 of principal at a conversion price of $0.0004.

On May 8, 2015, the Company issued 6,250,000 shares of common stock to the holder of a convertible note for a conversion of $2,500 of principal at a conversion price of $0.0004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the three months ended March 31, 2015.

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

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

General and administrative expenses were $131,250 for the three months ended March 31, 2015, an increase of $114,091, or 664.9%, from $17,159 for the three months ended March 31, 2014. The increase is primarily due to an increase in officer compensation of $14,000, an increase in professional fees of $23,917, an increase in rent of $3,600, and increase in amortization of prepaid consulting fees of $72,098.

Other Expenses:

Other expenses were $207,741 for the three months ended March 31, 2015, an increase of $204,042, or 5516.1%, from $3,699 for the three months ended March 31, 2014. The increase is primarily due to $12,010 of interest accrued on notes payable, derivative liability expenses of $114,815, and amortization of debt discount of $77,217.

Net Loss:

As a result of the above factors, we recognized a net loss of $338,991 for the three months ended March 31, 2015, as compared to a net loss of $20,858 for the three months ended March 31, 2014, an increase of $318,133, or 1525.2%.

Liquidity and Capital Resources

As of March 31, 2015, the Company had a stockholders’ deficit of $1,791,465. For the three months ended March 31, 2015 and 2014, the Company had a net loss of $338,991 and $20,858, respectively. At March 31, 2015, the Company had a working capital deficit of $1,791,465 compared to $1,452,474 at December 31, 2014.

Net cash used in operating activities was $18,824 for the three months ended March 31, 2015 as compared to net cash used in operating activities of $17,159 for the three months ended March 31, 2014. The increase of $1,665 was due to, along with the net loss of $338,991 for the three months ended March 31, 2015, derivative liability expenses of $114,815, amortization of debt discount of $77,217, expenses incurred by note holders of $18,000 on the Company’s behalf, amortization of prepaid consulting fees of $72,097, an increase in accounts payable and accrued expenses of $8,400, an increase in accrued expenses – related parties of $13,928, and an increase in accrued interest to $15,710.

Net cash used in investing activities was $0 for the three months ended March 31, 2015 and 2014.

Net cash provided by financing activities amounted to $25,000 for the three months ended March 31, 2015, compared to $0 net cash provided by financing activities for the three months ended March 31, 2014 representing an increase of $25,000.  This was due to proceeds from a convertible note payable of $25,000.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $338,991 and $20,858 during the three months ended March 31, 2015 and 2014, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of March 31, 2015 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of March 31, 2015 and December 31, 2014, the Company had working capital deficits of $1,791,465 and $1,452,474, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ending December 31, 2014, and the current three months ending March 31, 2015, and the Company will continue to assess the impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is in the process of assessing the impact the adoption of ASU 2015-03 will have on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $9,452 and $8,219 as of March 31, 2015 and December 31, 2014, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $17,041 and $14,575 as of March 31, 2015 and December 31, 2014, respectively.

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the former CEO of the Company in exchange for the acquisition of mining deeds.  There is no interest associated with this note and the note matures on August 7, 2015.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456. See Note 6 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company fully amortized $63,000 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $10,745 as of March 31, 2015. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000 to an unrelated party. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed. See Note 6 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $3,616 as of March 31, 2015. On December 30, 2014, the holder of this convertible promissory note elected to convert $2,750 of principal to 6,250,000 shares of common stock at a share price of $0.00044 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 to the former CEO of the Company for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408. See Note 6 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $26,238 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $43,146. Accrued interest was $7,355 as of March 31, 2015.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743. See Note 6 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $19,779 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $3,991 as of March 31, 2015. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175. See Note 6 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $22,288 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $2,476. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $2,375 as of March 31, 2015.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues interest at 6% per annum and is due on June 7, 2015. Accrued interest was $378 and $82 as of March 31, 2015 and December 31, 2014, respectively.

On February 2, 2015, the Company issued a convertible promissory note for $43,000 to an unrelated party. The note was issued for $25,000 in cash and $18,000 in payments towards services rendered. The note is due on November 4, 2015 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $73,687 on the date the note was executed. See Note 6 for treatment of derivative liability associated with convertible notes payable. For the three months ended March 31, 2015, the Company amortized $8,913 of debt discount related to this note, and as of March 31, 2015, the unamortized debt discount related to this note is $34,087. Accrued interest was $848 as of March 31, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF FUNDS

On January 22, 2015, the Company issued 6,250,000 shares of common stock to a holder of a convertible note (which issuance was deemed effective as of December 31, 2014). The holder converted $2,750 of principal of the convertible note.

On April 7, 2015, the Company issued 6,428,571 shares of common stock to a holder of a convertible note. The holder converted $2,250 of principal of the convertible note.

The shares of the Company’s common stock issued during the three month period ended March 31, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) of the Securities Act due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY PROCEDURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer*
31.2	Sec. 302 Certification of Principal Financial Officer*
32.1	Sec. 906 Certification of Principal Executive Officer*
32.2	Sec. 302 Certification of Principal Financial Officer*
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	Taxonomy Extension Definition*
101.LAB	Taxonomy Extension Labels*
101.PRE	Taxonomy Extension Presentation*

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Graphite Inc.

Dated: May 15, 2015	By:	/s/ Jennifer Andersen
Jennifer Andersen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Corrao
Mark Corrao, Chief Financial Officer
(Principal Financial and Accounting Officer)

