Form 10-Q/A
period 2015-03-31
Western Graphite Inc.
filed 2015-05-15
CIK 1389294

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

Explanatory Note

The purpose of this Amendment No 1 to Western Graphite Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 is to amend the cover page to disclose that the registrant has filed all of its reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the prior 12 months and has submitted electronically and posted on its corporate web site all of its Interactive Data Files required to be filed during the past 12 months.

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