Form 10-Q
period 2015-06-30
Western Graphite Inc.
filed 2015-08-19
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 310,983,593 shares as of August 18, 2015.

WESTERN GRAPHITE INC.

FORM 10-Q

JUNE 30, 2015

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II -- OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended June 30, 2015 immediately follow.

Western Graphite, Inc.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,185	$28
Prepaid expenses	18,411	122,655
Total Current Assets	26,596	122,683

TOTAL ASSETS	$26,596	$122,683

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,429	$6,200
Accrued expenses - related party	59,769	45,841
Convertible notes payable, net	353,837	228,823
Derivative liabilities	885,402	1,024,627
Loans payable - related parties	41,575	41,575
Loan payable	3,000	3,000
Accrued interest	74,889	40,091
Note payable - related party	-	15,000
Notes payable	170,000	170,000
Total Current Liabilities	1,608,901	1,575,157

TOTAL LIABILITIES	1,608,901	1,575,157

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 750,000,000 shares authorized, 232,400,238 and 146,846,667 shares issued and outstanding, respectively	232,400	146,847
Additional paid-in capital	6,717,605	6,783,208
Accumulated deficit	(8,532,310)	(8,382,529)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,582,305)	(1,452,474)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$26,596	$122,683

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES
Revenues	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	83,994	36,173	215,244	53,332
TOTAL OPERATING EXPENSES	83,994	36,173	215,244	53,332

LOSS FROM OPERATIONS	(83,994)	(36,173)	(215,244)	(53,332)

OTHER INCOME (EXPENSE)
Interest expense, net	(19,089)	(6,269)	(34,798)	(9,968)
Change in fair value of derivative liabilities	345,040	(267,874)	230,225	(267,874)
Amortization of debt discount	(52,747)	(30,295)	(129,964)	(30,295)
TOTAL OTHER INCOME (EXPENSE)	273,204	(304,438)	65,463	(308,137)

NET INCOME (LOSS)	$189,210	$(340,611)	$(149,781)	$(361,469)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	182,490,112	71,666,667	164,766,852	71,666,667

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,781)	$(361,469)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	(230,225)	267,873
Amortization of debt discount	129,964	30,295
Convertible promissory notes issued for services	54,000	5,000
Amortization of prepaid consulting fees	104,244	30,639
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,229	-
Accrued expenses - related party	13,928	-
Accrued interest	34,798	9,969

NET CASH USED IN OPERATING ACTIVITIES	(28,843)	(17,693)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	52,000	-
Principal payments towards notes payable - related parties	(15,000)	-
Proceeds from loan payable	-	-
Issuance of common stock for cash	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,000	-

Net increase (decrease) in cash	8,157	(17,693)

Cash, beginning of period	28	18,314

Cash, end of period	$8,185	$621

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on convertible promissory notes	$91,000	$63,000
Convertible promissory notes issued for prepaid consulting fees	$-	$113,000
Conversion of debt to common stock	$19,950	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

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

On April 1, 2015, the Chairman and CEO of the Company, David Wimberly, resigned and Jennifer Andersen became the new Chairman and CEO of the Company. As part of Mr. Wimberly’s resignation from the Board of Directors and as an officer of the Company, Mr. Wimberly received a payment of $3,000, the transfer of 6,000,000 shares of common stock held by Guelph Partners, which is an entity owned by Mr. Wimberly, and a promissory note for $16,000 due on six month anniversary of the issuance date, bearing compounded interest of 6% per annum monthly. The payment, the shares and the note were in settlement of Mr. Wimberly’s employment agreement which was cancelled as a result of his resignation, and Mr. Wimberly has agreed to forgo all outstanding debts due him as of April 1, 2015. Additionally, 30,000,000 shares of common stock held by Guelph Partners will not be cancelled because such shares have been pledged as collateral for a note. As of the date of this filing, the cancellation of the remaining shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the third quarter of 2015.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of June 30, 2015 and December 31, 2014, the Company did not have bank balances that exceeded the FDIC insured limits.

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

For the six months ended June 30, 2015 and 2014, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company currently has convertible debt, which, if converted, as of June 30, 2015 and 2014, would have caused the Company to issue diluted shares totaling 2,296,152,619 and 60,058,874.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015 and December 31, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(885,402)	$(885,402)

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,024,627)	$(1,024,627)

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
For the Periods Ended June 30, 2015 and 2014

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

For the six months ended June 30, 2015 and 2014, the Company had no stock based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

NOTE 3.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $149,781 and $361,469 during the six months ended June 30, 2015 and 2014, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2015 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of June 30, 2015 and December 31, 2014, the Company had working capital deficits of $1,582,305 and $1,452,474, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4. PREPAID EXPENSES

The Company issued four separate convertible promissory notes totaling $295,500 in 2014 for consulting fees, which are being amortized over the term of the convertible promissory notes, with due dates ranging from October 2014 through August 2015. For the six months ended June 30, 2015 and 2014, the Company amortized consulting fees of $104,244 and $30,639, respectively. As of June 30, 2015 and December 31, 2014, the balance of these prepaid consulting fees was $18,411 and $122,655, respectively.

NOTE 5. ACCRUED EXPENSES – RELATED PARTY

As stated in the employment agreement for David Wimberly, Chairman and CEO of the Company, on July 1, 2014, compensation in the amount of $7,500, along with $1,200 in reimbursable rent paid on behalf of the Company, is being accrued monthly for a term of five years. From July 1, 2014 through August 25, 2014, Mr. Wimberly was appointed as Chief Operating Officer of the Company, until he was appointed CEO on August 26, 2014. As of June 30, 2015 and December 31, 2014, the balance for accrued expenses – related party is $59,769 and $45,841, respectively.

As a result of his termination on April 1, 2015, Mr. Wimberly has agreed to forgo all outstanding debts due him, and therefore, the Company will accept $59,769 of accrued expenses due him as capital in the third quarter of 2015.

NOTE 6. CONVERTIBLE NOTES PAYABLE

At June 30, 2015 and December 31, 2014, convertible notes and debentures consisted of the following:

	June 30, 2015	December 31, 2014
Convertible notes payable	$428,800	$342,750
Unamortized debt discount	(74,963)	(113,927)
Carrying amount	$353,837	$228,823

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company fully amortized $63,000 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $14,483 as of June 30, 2015. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000 to an unrelated party. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $4,490 as of June 30, 2015. Through June 30, 2015, the holder of this convertible promissory note elected to convert a total of $8,950 of principal to 48,053,571 shares of common  stock at a share price of between $0.00044 and $0.0001 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 to the former CEO of the Company for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $52,767 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $16,617. Accrued interest was $10,556 as of June 30, 2015.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $19,779 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $7,235 as of June 30, 2015. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $24,764 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $0. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $5,002 as of June 30, 2015. This convertible promissory note is currently in default.

On February 2, 2015, the Company issued a convertible promissory note for $43,000 to an unrelated party. The note was issued for $25,000 in cash and $18,000 in payments towards services rendered. The note is due on November 4, 2015 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $73,687 on the date the note was executed and a debt discount of $43,000, resulting in excess derivative liability expense of $30,687. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $23,142 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $19,858. Accrued interest was $1,404 as of June 30, 2015.

On April 9, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $220,486 on the date the note was executed resulting in excess derivative liability expense of $220,486. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $273 as of June 30, 2015.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

On April 24, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in cash, which was used to pay off the August 7, 2013 related party note payable from the former CEO. The note is due on April 24, 2016 and accrues interest at a rate of 5% per annum. The note is convertible at a rate of 40% of the lowest trading price for the forty days prior to conversion, and can be converted at any time at the option of the holder. Should the trading price for the Company’s common stock go below $0.0001 at any time, the note will then be convertible at the option of the holder at a rate of either the lower of (i) $0.0001 or (ii) 40% of the lowest trading price for the forty days prior to conversion. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $44,308 on the date the note was executed and a debt discount of $15,000, resulting in excess derivative liability expense of $29,308. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $2,746 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $12,254. Accrued interest was $50 as of June 30, 2015. Through June 30, 2015, the holder of this convertible promissory note elected to convert a total of $13,750 of principal to 43,750,000 shares of common stock at a share price of between $0.0004 and $0.0001 per share.

On May 4, 2015, the Company issued a convertible promissory note for $33,000 to an unrelated party. The note was issued for $12,000 in cash and $21,000 in payments towards services rendered. The note is due on February 6, 2016 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $87,139 on the date the note was executed and a debt discount of $33,000, resulting in excess derivative liability expense of $54,139. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $6,766 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $26,234. Accrued interest was $420 as of June 30, 2015.

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

For the year ended December 31, 2014, the Company valued the initial conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.5 to 1.00 year, average risk free rates of between 0.10% and 0.12%, and annualized volatility of between 190.42% and 271.67% to record derivative liabilities of $846,959. For the six months ended June 30, 2015, the Company valued the initial conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.76-1.00 years, average risk free rate of 0.17-0.25%, and annualized volatility of 373.19-381.95% to record derivative liabilities of $425,619.

At June 30, 2015, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.16 and 1.00 years, a risk free rate between 0.11% and 0.28%, and annualized volatility at 381.95%, and determined that, during the six months ended June 30, 2015, the Company’s derivative liability increased to $885,402. The Company recognized a corresponding gain of $564,844 on derivative liability in conjunction with this revaluation during the year ended June 30, 2015, which combined with derivative liability expenses in excess of debt discount of $334,619 resulted in a total derivative liability expense of $230,225 for the six months ended June 30, 2015.

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

Debt Derivative Liability
Balance, December 31, 2014	$1,024,627
Additions	425,619
Change in fair value of derivative liabilities	(564,844)
Balance, June 30, 2015	$885,402

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Periods Ended June 30, 2015 and 2014

NOTE 8. LOAN PAYABLE – RELATED PARTY

On September 22, 2014 and October 23, 2014, the Company received proceeds of $3,800 and $450, respectively, from the former CEO of the Company, through a business entity in which the former CEO is a partner in, for working capital. The loan is non-interest bearing and is due on demand.

As a result of his termination on April 1, 2015, Mr. Wimberly has agreed to forgo all outstanding debts due him, and therefore, the Company will accept $4,250 of loans payable due him as capital in the third quarter of 2015.

As of June 30, 2015, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

As of June 30, 2015 and December 31, 2014, the balance of loans payable – related parties is $41,575 and $41,575, respectively.

NOTE 9. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015. This note was paid in full on April 24, 2015.

NOTE 10. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $10,699 and $8,219 as of June 30, 2015 and December 31, 2014, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $19,534 and $14,575 as of June 30, 2015 and December 31, 2014, respectively.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues compounded interest at 6% per annum and is due on June 7, 2015, and defaults to compounded interest at 10% per annum. Accrued interest was $742 and $82 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 11. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following class of capital stock as of June 30, 2015 and December 31, 2014: Common Stock, $0.001 par value: shares issued and outstanding of 232,400,238 and 146,846,667, respectively.

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
For the Periods Ended June 30, 2015 and 2014

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

During the six months ended June 30, 2015, a total of $19,950 in principal on convertible notes payable was converted to 85,553,571 shares of common stock at shares prices from $0.0004 to $0.0001.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

From July 1, 2015 through August 18, 2015, a total of $12,948 in principal on convertible notes payable was converted to 78,583,355 shares of common stock at shares prices from $0.0002 to $0.0001.

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

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the six months ended June 30, 2015.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

General and administrative expenses were $83,994 for the three months ended June 30, 2015, an increase of $47,821, or 132.2%, from $36,173 for the three months ended June 30, 2014. The increase is primarily due to an increase in officer compensation of $2,000, an increase in professional fees of $44,400, and increase in amortization of prepaid consulting fees of $1,507.

Other Income (Expenses):

Other income was $273,204 for the three months ended June 30, 2015, an increase of $577,642, or 189.7%, from other expense of $(304,438) for the three months ended June 30, 2014. The increase is primarily due to changes of $12,820 of interest accrued on notes payable, derivative liability gain of $612,914, and amortization of debt discount of $22,452.

Net Income (Loss):

As a result of the above factors, we recognized net income of $189,210 for the three months ended June 30, 2015, as compared to a net loss of $(340,611) for the three months ended June 30, 2014, an increase of $529,821, or 155.6%.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

General and administrative expenses were $215,244 for the six months ended June 30, 2015, an increase of $161,912, or 303.6%, from $53,332 for the six months ended June 30, 2014. The increase is primarily due to an increase in officer compensation of $16,000, an increase in professional fees of $68,317, an increase in rent of $3,600, and increase in amortization of prepaid consulting fees of $73,605.

Other Income (Expenses):

Other income was $65,463 for the six months ended June 30, 2015, an increase of $373,600, or 121.2%, from $(308,137) for the six months ended June 30, 2014. The increase is primarily due to changes of $24,830 of interest accrued on notes payable, derivative liability gain of $498,099, and amortization of debt discount of $99,669.

Net Loss:

As a result of the above factors, we recognized a net loss of $149,781 for the six months ended June 30, 2015, as compared to a net loss of $361,469 for the six months ended June 30, 2014, a decrease of $211,688, or 58.6%.

Liquidity and Capital Resources

As of June 30, 2015, the Company had a stockholders’ deficit of $1,582,305. For the six months ended June 30, 2015 and 2014, the Company had a net loss of $149,781 and $361,469, respectively. At June 30, 2015, the Company had a working capital deficit of $1,582,305 compared to $1,452,474 at December 31, 2014.

Net cash used in operating activities was $28,843 for the six months ended June 30, 2015 as compared to net cash used in operating activities of $17,693 for the six months ended June 30, 2014. The increase of $11,150 was due to, along with the net loss of $149,781 for the six months ended June 30, 2015, changes in: derivative liability gain of $498,098, amortization of debt discount of $99,669, expenses incurred by note holders of $49,000 on the Company’s behalf, amortization of prepaid consulting fees of $73,605, an increase in accounts payable and accrued expenses of $14,229, an increase in accrued expenses – related parties of $13,928, and an increase in accrued interest to $24,829.

Net cash used in investing activities was $0 for the six months ended June 30, 2015 and 2014.

Net cash provided by financing activities amounted to $37,000 for the six months ended June 30, 2015, compared to $0 net cash provided by financing activities for the six months ended June 30, 2014 representing an increase of $37,000.  This was due to proceeds from a convertible notes payable of $52,000, and a principal payment of $15,000 towards related party notes payable.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $149,781 and $361,469 during the six months ended June 30, 2015 and 2014, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of June 30, 2015 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of June 30, 2015 and December 31, 2014, the Company had working capital deficits of $1,582,305 and $1,452,474, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $10,699 and $8,219 as of June 30, 2015 and December 31, 2014, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $19,534 and $14,575 as of June 30, 2015 and December 31, 2014, respectively.

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015. This note was paid in full on April 24, 2015.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company fully amortized $63,000 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $14,483 as of June 30, 2015. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000 to an unrelated party. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $4,490 as of June 30, 2015. Through June 30, 2015, the holder of this convertible promissory note elected to convert a total of $8,950 of principal to 48,053,571 shares of common stock at a share price of between $0.00044 and $0.0001 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 to the former CEO of the Company for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $52,767 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $16,617. Accrued interest was $10,556 as of June 30, 2015.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $19,779 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $7,235 as of June 30, 2015. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $24,764 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $0. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $5,002 as of June 30, 2015. This convertible promissory note is currently in default.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues compounded interest at 6% per annum and is due on June 7, 2015, and defaults to compounded interest at 10% per annum. Accrued interest was $742 and $82 as of June 30, 2015 and December 31, 2014, respectively.

On February 2, 2015, the Company issued a convertible promissory note for $43,000 to an unrelated party. The note was issued for $25,000 in cash and $18,000 in payments towards services rendered. The note is due on November 4, 2015 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $73,687 on the date the note was executed and a debt discount of $43,000, resulting in excess derivative liability expense of $30,687. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $23,142 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $19,858. Accrued interest was $1,404 as of June 30, 2015.

On April 9, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $220,486 on the date the note was executed resulting in excess derivative liability expense of $220,486. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $273 as of June 30, 2015.

On April 24, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in cash, which was used to pay off the August 7, 2013 related party note payable from the former CEO. The note is due on April 24, 2016 and accrues interest at a rate of 5% per annum. The note is convertible at a rate of 40% of the lowest trading price for the forty days prior to conversion, and can be converted at any time at the option of the holder. Should the trading price for the Company’s common stock go below $0.0001 at any time, the note will then be convertible at the option of the holder at a rate of either the lower of (i) $0.0001 or (ii) 40% of the lowest trading price for the forty days prior to conversion. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $44,308 on the date the note was executed and a debt discount of $15,000, resulting in excess derivative liability expense of $29,308. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $2,746 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $12,254. Accrued interest was $50 as of June 30, 2015. Through June 30, 2015, the holder of this convertible promissory note elected to convert a total of $13,750 of principal to 43,750,000 shares of common stock at a share price of between $0.0004 and $0.0001 per share.

On May 4, 2015, the Company issued a convertible promissory note for $33,000 to an unrelated party. The note was issued for $12,000 in cash and $21,000 in payments towards services rendered. The note is due on February 6, 2016 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $87,139 on the date the note was executed and a debt discount of $33,000, resulting in excess derivative liability expense of $54,139. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the six months ended June 30, 2015, the Company amortized $6,766 of debt discount related to this note, and as of June 30, 2015, the unamortized debt discount related to this note is $26,234. Accrued interest was $420 as of June 30, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2015, a total of $19,950 in principal on convertible notes payable was converted to 85,553,571 shares of common stock at shares prices from $0.0004 to $0.0001.

The shares of the Company’s common stock issued during the six months ended June 30, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) of the Securities Act due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY PROCEDURES

Not applicable.

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

Western Graphite Inc.

Dated: August 19, 2015	By:	/s/ Jennifer Andersen
Jennifer Andersen, Chief Executive Officer
(Principal Executive Officer)

