Form 10-Q
period 2015-09-30
Western Graphite Inc.
filed 2015-11-23
CIK 1389294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 965,845,912 shares as of November 16, 2015.

WESTERN GRAPHITE INC.

FORM 10-Q

SEPTEMBER 30, 2015

INDEX

PART I-- FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended September 30, 2015 immediately follow.

Western Graphite, Inc.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,538	$28
Prepaid expenses	33,717	122,655
Total Current Assets	35,255	122,683

TOTAL ASSETS	$35,255	$122,683

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,328	$6,200
Accrued expenses - related party	65,768	45,841
Convertible notes payable, net	410,746	228,823
Derivative liabilities	1,085,866	1,024,627
Loans payable - related parties	41,575	41,575
Loan payable	5,500	3,000
Accrued interest	95,970	40,091
Note payable - related party	-	15,000
Notes payable	170,000	170,000
Total Current Liabilities	1,903,753	1,575,157

TOTAL LIABILITIES	1,903,753	1,575,157

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 1,750,000,000 and 750,000,000 shares authorized, respectively, 659,143,027 and 146,846,667 shares issued and outstanding, respectively	659,143	146,847
Additional paid-in capital	6,324,903	6,783,208
Accumulated deficit	(8,852,544)	(8,382,529)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,868,498)	(1,452,474)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$35,255	$122,683

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES
Revenues	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	75,940	152,877	291,184	206,209
TOTAL OPERATING EXPENSES	75,940	152,877	291,184	206,209

LOSS FROM OPERATIONS	(75,940)	(152,877)	(291,184)	(206,209)

OTHER INCOME (EXPENSE)
Interest expense, net	(23,730)	(8,719)	(58,528)	(18,687)
Change in fair value of derivative liabilities	(134,463)	(1,256,750)	95,762	(1,524,624)
Amortization of debt discount	(86,101)	(55,442)	(216,065)	(85,737)
TOTAL OTHER INCOME (EXPENSE)	(244,294)	(1,320,911)	(178,831)	(1,629,048)

NET LOSS	$(320,234)	$(1,473,788)	$(470,015)	$(1,835,257)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	348,043,044	103,253,624	226,530,257	82,311,356

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470,015)	$(1,835,257)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for services	2,200	19,800
Impairment on investment	-	986
Change in fair value of derivative	(95,761)	1,524,624
Amortization of debt discount	216,065	85,737
Convertible promissory notes issued for services	54,000	20,000
Amortization of prepaid consulting fees	154,938	88,629
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,128	550
Accrued expenses - related party	19,927	20,462
Accrued interest	58,528	18,087

NET CASH USED IN OPERATING ACTIVITIES	(37,990)	(56,382)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	52,000	30,000
Principal payments towards notes payable - related parties	(15,000)	-
Proceeds from loan payable	2,500	-
Proceeds from loan payable - related parties	-	3,800
Issuance of common stock for cash	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,500	43,800

Net increase (decrease) in cash	1,510	(12,582)

Cash, beginning of period	28	18,314

Cash, end of period	$1,538	$5,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$600
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on convertible promissory notes	$157,000	$279,651
Convertible promissory notes issued for prepaid consulting fees	$66,000	$295,500
Conversion of debt to common stock	$51,791	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

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

On April 1, 2015, the Chairman and CEO of the Company, David Wimberly, resigned and Jennifer Andersen became the new Chairman and CEO of the Company. As part of Mr. Wimberly’s resignation from the Board of Directors and as an officer of the Company, Mr. Wimberly received a payment of $3,000, the transfer of 6,000,000 shares of common stock held by Guelph Partners, which is an entity owned by Mr. Wimberly, and a promissory note for $16,000 due on six month anniversary of the issuance date, bearing compounded interest of 6% per annum monthly. The payment, the shares and the note were in settlement of Mr. Wimberly’s employment agreement which was cancelled as a result of his resignation, and Mr. Wimberly has agreed to forgo all outstanding debts due him as of April 1, 2015. Additionally, 30,000,000 shares of common stock held by Guelph Partners will not be cancelled because such shares have been pledged as collateral for a note. As of the date of this filing, the cancellation of the remaining shares by Guelph Partners has not occurred. The Company expects such cancellation to occur in the fourth quarter of 2015.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. As of September 30, 2015 and December 31, 2014, the Company did not have bank balances that exceeded the FDIC insured limits.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

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

For the nine months ended September 30, 2015 and 2014, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company currently has convertible debt, which, if converted, as of September 30, 2015 and 2014, would have caused the Company to issue diluted shares totaling 6,369,133,514 and 236,914,498, respectively.

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

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2015 and December 31, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,085,866)	$(1,085,866)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value

Derivative liabilities	$-	$-	$(1,024,627)	$(1,024,627)

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

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

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

For the nine months ended September 30, 2015 and 2014, the Company had no stock based compensation.

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
For the Nine Months Ended September 30, 2015 and 2014

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
For the Nine Months Ended September 30, 2015 and 2014

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

NOTE 3.  GOING CONCERN

The Company’s unaudited condensed financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $470,015 and $1,835,257 during the nine months ended September 30, 2015 and 2014, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2015 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of September 30, 2015 and December 31, 2014, the Company had working capital deficits of $1,868,498 and $1,452,474, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4. PREPAID EXPENSES

The Company issued four separate convertible promissory notes totaling $295,500 and $66,000 in 2014 and 2015, respectively, for consulting fees, which are being amortized over the term of the convertible promissory notes, with due dates ranging from October 2014 through January 2016. For the nine months ended September 30, 2015 and 2014, the Company amortized consulting fees of $154,938 and $88,629, respectively. As of September 30, 2015 and December 31, 2014, the balance of these prepaid consulting fees was $33,717 and $122,655, respectively.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

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

As a result of his termination on April 1, 2015, Mr. Wimberly has agreed to forgo all outstanding debts due him, and therefore, the Company will accept $59,768 of accrued expenses due him as capital in the fourth quarter of 2015.

For the nine months ended September 30, 2015, the Company has accrued $6,000 in officer compensation for their CFO.

As of September 30, 2015 and December 31, 2014, the balance for accrued expenses – related party is $65,768 and $45,841, respectively.

NOTE 6. CONVERTIBLE NOTES PAYABLE

At September 30, 2015 and December 31, 2014, convertible notes and debentures consisted of the following:

	September 30, 2015	December 31, 2014
Convertible notes payable	$465,608	$342,750
Unamortized debt discount	(54,862)	(113,927)
Carrying amount	$410,746	$228,823

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company fully amortized $63,000 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $18,455 as of September 30, 2015. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000 to an unrelated party. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $5,312 as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $10,575 of principal to 102,428,571 shares of common stock at a share price of between $0.00044 and $0.00002 per share.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

On August 26, 2014, the Company issued a convertible promissory note for $120,000 to the former CEO of the Company for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $69,384 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $15,150 as of September 30, 2015. This convertible promissory note is currently in default.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $19,779 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $10,682 as of September 30, 2015. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $24,764 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $7,950 as of September 30, 2015. This convertible promissory note is currently in default.

On February 2, 2015, the Company issued a convertible promissory note for $43,000 to an unrelated party. The note was issued for $25,000 in cash and $18,000 in payments towards services rendered. The note is due on November 4, 2015 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $73,687 on the date the note was executed and a debt discount of $43,000, resulting in excess derivative liability expense of $30,687. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $37,527 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $5,473. Accrued interest was $2,156 as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $19,235 of principal to 221,502,230 shares of common stock at a share price of between $0.00017 and $0.00006 per share. This convertible promissory note is currently in default.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

On April 9, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $220,486 on the date the note was executed resulting in excess derivative liability expense of $220,486. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $(2,124) as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $7,082 of principal and $2,649 of accrued interest to 106,098,892 shares of common stock at a share price of between $0.00025 and $0.00005 per share.

On April 24, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in cash, which was used to pay off the August 7, 2013 related party note payable from the former CEO. The note is due on April 24, 2016 and accrues interest at a rate of 5% per annum. The note is convertible at a rate of 40% of the lowest trading price for the forty days prior to conversion, and can be converted at any time at the option of the holder. Should the trading price for the Company’s common stock go below $0.0001 at any time, the note will then be convertible at the option of the holder at a rate of either the lower of (i) $0.0001 or (ii) 40% of the lowest trading price for the forty days prior to conversion. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $44,308 on the date the note was executed and a debt discount of $15,000, resulting in excess derivative liability expense of $29,308. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $15,000 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $50 as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $15,000 of principal to 56,250,000 shares of common stock at a share price of between $0.0004 and $0.0001 per share. This note has been paid in full.

On May 4, 2015, the Company issued a convertible promissory note for $33,000 to an unrelated party. The note was issued for $12,000 in cash and $21,000 in payments towards services rendered. The note is due on February 6, 2016 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $87,139 on the date the note was executed and a debt discount of $33,000, resulting in excess derivative liability expense of $54,139. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $17,687 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $15,313. Accrued interest was $1,085 as of September 30, 2015.

On July 3, 2015, the Company issued a convertible promissory note for $66,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on January 3, 2016. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.01, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $144,983 on the date the note was executed, and a debt discount of $66,000, resulting in excess derivative liability expense of $78,983. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $31,924 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $34,076. Accrued interest was $1,972 as of September 30, 2015.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

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

For the year ended December 31, 2014, the Company valued the initial conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.5 to 1.00 year, average risk free rates of between 0.10% and 0.12%, and annualized volatility of between 190.42% and 271.67% to record derivative liabilities of $846,959. For the nine months ended September 30, 2015, the Company valued the initial conversion features using the following assumptions: dividend yield of zero, years to maturity of 0.50-1.00 years, average risk free rate of 0.10-0.25%, and annualized volatility of 373.19-391.17% to record derivative liabilities of $570,602.

At September 30, 2015, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.10 and 1.00 years, a risk free rate between 0.00% and 0.33%, and annualized volatility at 391.17%, and determined that, during the nine months ended September 30, 2015, the Company’s derivative liability increased to $1,085,866. The Company recognized a corresponding gain of $509,363 on derivative liability in conjunction with this revaluation during the nine months ended September 30, 2015, which combined with derivative liability expenses in excess of debt discount of $413,602 resulted in a total derivative liability gain of $95,762 for the nine months ended September 30, 2015.

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

Debt Derivative Liability
Balance, December 31, 2014	$1,024,627
Additions	570,602
Change in fair value of derivative liabilities	(509,363)
Balance, September 30, 2015	$1,085,866

NOTE 8. LOAN PAYABLE – RELATED PARTY

On September 22, 2014 and October 23, 2014, the Company received proceeds of $3,800 and $450, respectively, from the former CEO of the Company, through a business entity in which the former CEO is a partner in, for working capital. The loan is non-interest bearing and is due on demand.

As a result of his termination on April 1, 2015, Mr. Wimberly has agreed to forgo all outstanding debts due him, and therefore, the Company will accept $4,250 of loans payable due him as capital in the fourth quarter of 2015.

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

As of September 30, 2015, $37,325 is due to a former officer and director of the Company and is non-interest bearing with no specific repayment terms. The Company plans to repay this loan through stock issuances, or through funding from the next round of financing.

As of September 30, 2015 and December 31, 2014, the balance of loans payable – related parties is $41,575 and $41,575, respectively.

NOTE 9. NOTE PAYABLE – RELATED PARTY

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015. This note was paid in full on April 24, 2015.

NOTE 10. NOTES PAYABLE

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $11,959 and $8,219 as of September 30, 2015 and December 31, 2014, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $22,055 and $14,575 as of September 30, 2015 and December 31, 2014, respectively.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues compounded interest at 6% per annum and is due on June 7, 2015, and defaults to compounded interest at 10% per annum. Accrued interest was $1,270 and $82 as of September 30, 2015 and December 31, 2014, respectively. This unsecured promissory note is currently in default.

NOTE 11. STOCKHOLDERS’ EQUITY

The stockholders equity section of the Company contains the following class of capital stock as of September 30, 2015 and December 31, 2014: Common Stock, $0.001 par value: shares issued and outstanding of 659,143,027 and 146,846,667, respectively.

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

On September 25, 2015, the Company filed a Certificate of Change to increase its authorized common share capital from 750,000,000 shares to 1,750,000,000 shares.

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

Western Graphite, Inc.
Notes to Unaudited Condensed Financial Statements
For the Nine Months Ended September 30, 2015 and 2014

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

During the nine months ended September 30, 2015, a total of $51,791 in principal and accrued interest on convertible notes payable was converted to 480,029,693 shares of common stock at shares prices from $0.0004 to $0.00002. In addition, 32,266,667 shares of common stock was issued for services at shares prices from $0.00025 to $0.00005.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these unaudited condensed financial statements, has determined that no additional disclosures are required.

From October 1, 2015 through November 16, 2015, a total of $14,653 in principal and accrued interest on convertible notes payable was converted to 256,202,885 shares of common stock, and a total of 50,500,000 shares of common stock were issued for $2,525 in fees at shares prices of $0.00006 to $0.00005.

On October 30, 2015, the Company entered into a binding Master Equity Purchase Agreement - Term Sheet (the “Term Sheet”) with Atmosphere Global LLC (“Atmosphere”), a fully-operating company. Atmosphere, based in Chicago, IL, developed a proprietary formula for an ecofriendly product that serves as a cleaner, sanitizer and odor eliminator under the ATMOSPHERE label and has applications in numerous industries including, but not limited to, agribusiness, food processing, waste water, industrial and commercial cleaning, transportation waste and waste water, boating and marine and mining. ATMOSPHERE Odor Control works by deconstructing (not just masking) harmful gasses and, at the same time, bringing pollutants to a neutral pH, thus improving the environment. One important application that makes ATMOSPHERE a unique and important addition to farming is ATMOSPHERE’s use in the CAFO (Concentrated Animal Feeding Operation for Hogs, Chicken or Dairy). ATMOSPHERE will eliminate Ammonia and Hydrogen Sulfide in the air when misted and tests are underway to validate that ATMOSPHERE can scrub the discharge air killing pathogens that plague livestock farming such as Avian Bird Flu, PRRS, PEDV, Salmonella, Camphobacter and E Coli.

The Term Sheet sets forth a two-phase acquisition by the Company of Atmosphere’s equity. Phase One involves the Company’s purchase, with certain restrictions, of 20% of the equity of Atmosphere as well as an advisory board seat in consideration for Class B Membership Units equal to 52% of Atmosphere. Phase Two involves the Company’s purchase of Class B Membership Interests equal to 12% of the equity of Atmosphere in consideration of $1.5M funded in four tranches.

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

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the nine months ended September 30, 2015.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

General and administrative expenses were $75,940 for the three months ended September 30, 2015, a decrease of $76,937, or 50.3%, from $152,877 for the three months ended September 30, 2014. The decrease is primarily due to a decrease in officer compensation of $26,500, a decrease in professional fees of $37,550, a decrease in rent expense of $3,600, and a decrease in amortization of prepaid consulting fees of $7,296.

Other Income (Expenses):

Other expense was $244,294 for the three months ended September 30, 2015 a decrease of $1,076,617, or 81.5%, from other expense of $1,320,911 for the three months ended September 30, 2014. The decrease is primarily due to changes of $15,011 of interest accrued on notes payable, derivative liability gain of $1,122,287, and amortization of debt discount of $30,659.

Net Loss:

As a result of the above factors, we recognized net loss of $320,234 for the three months ended September 30, 2015, as compared to a net loss of $1,473,788 for the three months ended September 30, 2014, a decrease of $1,153,554, or 78.3%.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue:

We have generated no revenues to date.

Operating Expenses:

General and administrative expenses were $291,184 for the nine months ended September 30, 2015, an increase of $84,975, or 41.2%, from $206,209 for the nine months ended September 30, 2014. The increase is primarily due to a decrease in officer compensation of $10,500, an increase in professional fees of $30,767, and an increase in amortization of prepaid consulting fees of $66,309.

Other (Expenses):

Other expense was $178,831 for the nine months ended September 30, 2015, an increase of $1,450,217, or 89.0%, from $1,629,048 for the nine months ended September 30, 2014. The increase is primarily due to changes of $39,841 of interest accrued on notes payable, derivative liability gain of $1,620,386, and amortization of debt discount of $129,964.

Net Loss:

As a result of the above factors, we recognized a net loss of $470,015 for the nine months ended September 30, 2015, as compared to a net loss of $1,835,257 for the nine months ended September 30, 2014, a decrease of $1,365,242, or 74.4%.

Liquidity and Capital Resources

As of September 30, 2015, the Company had a stockholders’ deficit of $1,868,498. For the nine months ended September 30, 2015 and 2014, the Company had a net loss of $470,015 and $1,835,257, respectively. At September 30, 2015, the Company had a working capital deficit of $1,868,498 compared to $1,452,474 at December 31, 2014.

Net cash used in operating activities was $37,990 for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $56,382 for the nine months ended September 30, 2014. The decrease of $18,392 was due to, along with the net loss of $470,015 for the nine months ended September 30, 2015, changes in: derivative liability of $95,761, amortization of debt discount of $216,065, convertible promissory notes issued for services of $54,000, amortization of prepaid consulting fees of $154,938, an increase in accounts payable and accrued expenses of $22,128, an increase in accrued expenses – related parties of $19,927, and an increase in accrued interest to $58,528.

Net cash used in investing activities was $0 for the nine months ended September 30, 2015 and 2014.

Net cash provided by financing activities amounted to $39,500 for the nine months ended September 30, 2015, compared to $43,800 net cash provided by financing activities for the nine months ended September 30, 2014 representing a decrease of $4,300.  This was due to proceeds from a convertible notes payable of $52,000, a principal payment of $15,000 towards related party notes payable, and proceeds from a loan payable of $2,500.

Going Concern

The Company’s unaudited condensed financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $470,015 and $1,835,257 during the nine months ended September 30, 2015 and 2014, respectively. Cash on hand will not be sufficient to cover debt repayments scheduled as of September 30, 2015 and operating expenses and capital expenditure requirements for at least twelve months from the balance sheet date. As of September 30, 2015 and December 31, 2014, the Company had working capital deficits of $1,868,498 and $1,452,474, respectively. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Contractual Obligations

On May 10, 2013, the Company issued an unsecured promissory note for $50,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand. Accrued interest was $11,959 and $8,219 as of September 30, 2015 and December 31, 2014, respectively.

On July 18, 2013, the Company issued an unsecured promissory note for $100,000 to an unrelated third party for cash. The note accrues interest at 10% per annum and is due on demand.  Accrued interest was $22,055 and $14,575 as of September 30, 2015 and December 31, 2014, respectively.

On August 7, 2013, the Company issued an unsecured promissory note for $15,000 to the CEO of the Company in exchange for the acquisition of mining deeds. There is no interest associated with this note and the note matures on August 7, 2015. This note was paid in full on April 24, 2015.

On April 3, 2014, the Company issued a convertible promissory note for $63,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on October 3, 2014. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.03, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $102,456 on the date the note was executed, and a debt discount of $63,000, resulting in excess derivative liability expense of $39,456. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the year ended December 31, 2014, the Company fully amortized $63,000 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $18,455 as of September 30, 2015. This convertible promissory note is currently in default.

On May 1, 2014, the Company issued a convertible promissory note for $50,000 to an unrelated party. The note was issued for $30,000 in cash and $20,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $502,678 on the date the note was executed. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $5,312 as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $10,575 of principal to 102,428,571 shares of common stock at a share price of between $0.00044 and $0.00002 per share.

On August 26, 2014, the Company issued a convertible promissory note for $120,000 to the former CEO of the Company for consulting services. The note is due on August 26, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of the note is convertible at X-(X*25%), where X is the lesser of the closing price on date of conversion, or the closing price on date the note was executed multiplied by 1.25, and can be converted at any time at the option of the holder of the note. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $106,408 on the date the note was executed, and a debt discount of $106,408. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $69,384 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $15,150 as of September 30, 2015. This convertible promissory note is currently in default.

On September 3, 2014, the Company issued a convertible promissory note for $60,000 for consulting services. This note is due on March 3, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0037 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $57,743 on the date the note was executed, and a debt discount of $57,743. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $19,779 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $10,682 as of September 30, 2015. This convertible promissory note is currently in default.

On September 10, 2014, the Company issued a convertible promissory note for $52,500 for consulting services. The note is due on April 10, 2015 and accrues interest at a rate of 10% per annum, compounded monthly. The principal balance of this note is convertible at the lesser of $0.0025 or the closing price on the date of conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $77,675 on the date the note was executed, and a debt discount of $52,500, resulting in excess derivative liability expense of $25,175. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $24,764 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. In September 2014, an interest payment of $600 was made toward the balance of accrued interest. As a result, accrued interest was $7,950 as of September 30, 2015. This convertible promissory note is currently in default.

On December 7, 2014, the Company issued an unsecured promissory note for $20,000 to an unrelated third party for professional fees. The note accrues compounded interest at 6% per annum and is due on June 7, 2015, and defaults to compounded interest at 10% per annum. Accrued interest was $1,270 and $82 as of September 30, 2015 and December 31, 2014, respectively. This unsecured promissory note is currently in default.

On February 2, 2015, the Company issued a convertible promissory note for $43,000 to an unrelated party. The note was issued for $25,000 in cash and $18,000 in payments towards services rendered. The note is due on November 4, 2015 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $73,687 on the date the note was executed and a debt discount of $43,000, resulting in excess derivative liability expense of $30,687. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $37,527 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $5,473. Accrued interest was $2,156 as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $19,235 of principal to 221,502,230 shares of common stock at a share price of between $0.00017 and $0.00006 per share. This convertible promissory note is currently in default.

On April 9, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in payments towards services rendered. The note is due on demand and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 10% of the average of the three lowest trading prices for the ten days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $220,486 on the date the note was executed resulting in excess derivative liability expense of $220,486. See Note 7 for treatment of derivative liability associated with convertible notes payable. Accrued interest was $(2,124) as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $7,082 of principal and $2,649 of accrued interest to 106,098,892 shares of common stock at a share price of between $0.00025 and $0.00005 per share.

On April 24, 2015, the Company issued a convertible promissory note for $15,000 to an unrelated party. The note was issued for $15,000 in cash, which was used to pay off the August 7, 2013 related party note payable from the former CEO. The note is due on April 24, 2016 and accrues interest at a rate of 5% per annum. The note is convertible at a rate of 40% of the lowest trading price for the forty days prior to conversion, and can be converted at any time at the option of the holder. Should the trading price for the Company’s common stock go below $0.0001 at any time, the note will then be convertible at the option of the holder at a rate of either the lower of (i) $0.0001 or (ii) 40% of the lowest trading price for the forty days prior to conversion. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $44,308 on the date the note was executed and a debt discount of $15,000, resulting in excess derivative liability expense of $29,308. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $15,000 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $0. Accrued interest was $50 as of September 30, 2015. Through September 30, 2015, the holder of this convertible promissory note elected to convert a total of $15,000 of principal to 56,250,000 shares of common stock at a share price of between $0.0004 and $0.0001 per share. This note has been paid in full.

On May 4, 2015, the Company issued a convertible promissory note for $33,000 to an unrelated party. The note was issued for $12,000 in cash and $21,000 in payments towards services rendered. The note is due on February 6, 2016 and accrues interest at a rate of 8% per annum. In the event of default, the interest rate increases to 22% per annum on a simple interest basis. The note is convertible at a rate of 55% of the average of the three lowest trading prices for the fifteen days prior to conversion, and can be converted at any time at the option of the holder. The Company determined the note qualified for derivative liability treatment under ASC 815. The Company recorded initial derivative liabilities of $87,139 on the date the note was executed and a debt discount of $33,000, resulting in excess derivative liability expense of $54,139. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $17,687 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $15,313. Accrued interest was $1,085 as of September 30, 2015.

On July 3, 2015, the Company issued a convertible promissory note for $66,000 to an unrelated party for consulting services. The note accrues interest at 12% per annum, compounded monthly and matures on January 3, 2016. In the event of default, any overdue amounts will accrue interest at 20% per annum, compounded monthly. The principal balance of the note is convertible to common stock at the lower of either $0.01, or 50% of the lowest traded price 20 days prior to conversion, and is limited to 4.99% of the Company’s outstanding common stock at the time of conversion. All interest that accrues is convertible at $0.0001. The Company determined the note qualified for derivative liability treatment under ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company recorded initial derivative liabilities of $144,983 on the date the note was executed, and a debt discount of $66,000, resulting in excess derivative liability expense of $78,983. See Note 7 for treatment of derivative liability associated with convertible notes payable. For the nine months ended September 30, 2015, the Company amortized $31,924 of debt discount related to this note, and as of September 30, 2015, the unamortized debt discount related to this note is $34,076. Accrued interest was $1,972 as of September 30, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2015, a total of $51,791 in principal and accrued interest on convertible notes payable was converted to 480,029,693 shares of common stock at shares prices from $0.0004 to $0.00002. In addition, 32,266,667 shares of common stock was issued for services at shares prices from $0.00025 to $0.00005.

The shares of the Company’s common stock issued during the nine months ended September 30, 2015 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) of the Securities Act due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered.

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

Western Graphite Inc.

Dated: November 20, 2015	By:	/s/ Jennifer Andersen
Jennifer Andersen, Chief Executive Officer
(Principal Executive Officer)

